Form 10-K
period 2026-06-30
VanEck BNB ETF
filed 2026-09-17
CIK 2066824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number: 001-43313

VANECK BNB ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6988309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.

Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices)(Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VBNB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2025, the aggregate market value of the VanEck BNB ETF held by non-affiliates was $0.

As of August 31, 2026, the Registrant had 90,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the operations of VanEck BNB ETF (the “Trust”), the plans of VanEck Digital Assets, LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions, and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”). Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BNB, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of BNB as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the BNB Smart Chain.

●	Due to the nature of private keys, BNB transactions are irrevocable and stolen or incorrectly transferred BNB may be irretrievable. As a result, any incorrectly executed BNB transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of BNB, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVectorTM BNB Benchmark Rate (the “Index”) has a limited history, the Index price and the BNB prices could fail to track the global price of BNB, and a failure of the Index price could adversely affect the value of the Shares.

●	The Index price used to calculate the value of the Trust’s BNB may be volatile, adversely affecting the value of the Shares.

●	Security threats to the Trust’s account with the Anchorage Digital Bank N.A. and BitGo Bank & Trust, National Association, as custodians of the Trust, could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	The BNB Chain ecosystem’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.

●	A temporary or permanent “fork” of the BNB Smart Chain could adversely affect the short-, medium-, or long-term value of BNB and an investment in the Trust.
iii

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

●	Competition from the emergence or growth of other digital assets or methods of investing in BNB could have a negative impact on the price of BNB and adversely affect the value of the Shares.

●	Due to the unregulated nature and lack of transparency surrounding the operations of BNB trading platforms, which may be subject to regulation in a relevant jurisdiction but may not be complying, they may experience fraud, manipulation, security failures, or operational problems, which may adversely affect the value of BNB and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative, regulatory, or enforcement developments could significantly harm the value of BNB or the Shares, including by restricting BNB activities, staking, digital wallets, trading, custody, the operation of the BNB Chain ecosystem, or digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase BNB from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the shares.

●	The treatment of the Trust for U.S. federal Income tax purposes is uncertain.

●	The treatment of digital currency for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

Summary

The VanEck BNB ETF (the “Trust”) was formed as a Delaware statutory trust on March 31, 2025. The Trust operates pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of April 24, 2026 (the “Trust Agreement”). The purpose of the Trust is to own BNB transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of BNB held by a third-party custodian, Anchorage Digital Bank N.A. (the “First BNB Custodian”).

Subsequent to fiscal year end, on August 5, 2026, the Trust entered into a custody agreement with BitGo Bank & Trust, National Association (the “Second BNB Custodian”), which serves as an additional custodian of the Trust’s BNB. The First BNB Custodian and the Second BNB Custodian are collectively referred to as the “BNB Custodians.”

The Trust is managed and controlled by the sponsor VanEck Digital Assets, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is a wholly owned subsidiary of Van Eck Associates Corporation (“VanEck”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”), the transfer agent for the Trust (the “Transfer Agent”) and the cash custodian of the Trust (the “Cash Custodian”).

On November 14, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”), the parent of the Sponsor, subject to certain conditions, purchased the “Seed Shares,” comprising 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 14, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On May 7, 2026, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 40,000 Shares at a per-Share price of $25.00, which was equal to 1,555.1639998 BNB. The price of BNB was determined using the MarketVectorTM BNB Benchmark Rate (the “Index”) on May 7, 2026. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $1,000,000. Delivery of the Seed Creation Baskets was made on May 7, 2026.

The Trust’s net asset value (“NAV”) was $2,140,751 at June 30, 2026, the Trust’s fiscal year end. Outstanding Shares of the Trust were 100,000 at June 30, 2026.

The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of BNB.

The activities of the Trust include (i) selling Shares in blocks of 10,000 Shares (“Baskets”) to financial firms that are registered broker-dealers (“Authorized Participants” or “APs”) in exchange for cash or BNB (depending on whether the creation is cash or in-kind); (ii) distributing cash or BNB to Authorized Participants redeeming Baskets; (iii) purchasing or receiving the amount of BNB represented by the Basket being created; and (iv) selling BNB (as needed) to distribute cash to Authorized Participants redeeming Shares or to pay the Sponsor’s Fee and Trust expenses not assumed by the Sponsor, if any.

The Trust sells and redeems its Shares only in Baskets that are based on the amount of BNB represented by the Basket being created, the amount of BNB being equal to the combined NAV of the number of Shares included in the Basket (net of the accrued but unpaid remuneration due the Sponsor (“Sponsor Fee”) and any accrued but unpaid expenses or liabilities not assumed by the Sponsor). The Trust conducts subscriptions and redemptions in cash or in-kind.

The Sponsor of the Trust maintains a website at https://www.vaneck.com. The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the Securities and Exchange Commission (the “SEC”)’s EDGAR database at www.sec.gov.

Trust Objective

The Trust’s investment objective is to reflect the performance of the price of BNB, and rewards from staking a portion of the Trust’s BNB, to the extent the Sponsor in its sole discretion (i) implements staking and (ii) determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations. As of the date of this Report, the Trust does not stake any of its BNB.

The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond reflecting the performance of the price of BNB and any rewards from staking a portion of the Trust’s BNB (to the extent staking is implemented). As a result, the Trust will not attempt to speculatively sell BNB at times when its price is high or speculatively acquire BNB at low prices in the expectation of future price increases, nor will the Trust attempt to avoid losses or hedge exposure arising from the risk of changes in the price of BNB. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

Listing

The Shares are listed for trading on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VBNB.”

BNB and the BNB Chain Ecosystem

BNB is the native token of the BNB Smart Chain and serves as the base (“gas”) currency for transactions, smart contract interactions and deployment, as a governance token on BNB Smart Chain that allows token holders to participate in the governance of the network, and can currently be used to obtain discounts on trading fees on Binance. BNB was introduced in 2017 as an ERC-20 token on the Ethereum network and later migrated to the Binance Chain and BNB Smart Chain. BNB can be staked to help secure the network and earn staking rewards.

BNB was initially issued with a maximum supply target of 200 million tokens. However, the total number of BNB tokens in circulation is variable and subject to change over time, and the total supply is gradually reduced through a token burn mechanism, which permanently removes tokens from circulation based on usage and predefined rules.

BNB is a digital asset that is created and transmitted through the operations of a multi-chain blockchain system (the “BNB Chain”) ecosystem. The BNB Chain ecosystem is designed to provide scalable, Ethereum Virtual Machine (“EVM”)-compatible smart contract execution and decentralized data storage. The BNB Chain ecosystem currently consists of three blockchains: BNB Smart Chain (formerly called the Binance Smart Chain), opBNB, and BNB Greenfield.

The BNB Chain ecosystem enables users to exchange tokens including BNB, in transactions which are recorded on a public transaction ledger known as a blockchain. BNB may be used to pay for goods and services, including computational power on the BNB Smart Chain, or it may be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system.

The BNB Smart Chain was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent ownership of property, move funds in accordance with conditional instructions and create digital assets other than BNB on the BNB Smart Chain. Smart contract operations are executed on the BNB Smart Chain in exchange for payment of BNB. Like the Ethereum network, the BNB Chain ecosystem is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The current BNB Chain ecosystem is comprised of three blockchains, BNB Smart Chain, opBNB and BNB Greenfield, which allow the network to create and trade assets such as BNB, coordinate transaction validators and facilitate the creation of smart contracts. Each chain serves a different purpose: BNB Smart Chain is a Layer 1 blockchain used to enable the development of user-generated permissionless applications (“dApps”), including in the decentralized finance (“DeFi”) space; opBNB is a Layer 2 scaling solution built on top of the BNB Smart Chain; and BNB Greenfield is a Layer 1 blockchain with decentralized data storage capabilities.

BNB Smart Chain is powered by the proof-of-staked-authority consensus protocol (“PoSA”), which combines elements of delegated proof of stake (“DPoS”) and proof-of-authority (“PoA”) by requiring validators to stake BNB and be selected based on stake and reputation. Currently, the number of BNB Smart Chain validator set consists of 45 active validators, comprising 21 “cabinet” (active block-producing) validators, and 24 “candidate” (standby) validators. This design is intended to permit faster block confirmation times and lower transaction fees than some other blockchain networks however, this design may result in greater centralization compared to networks with larger, more distributed validator sets.

Although the technical and strategic development was originally initiated by Binance, the BNB Chain ecosystem is now supported by a large number of participants. The BNB Chain ecosystem community coordinates governance processes through a shared governance mechanism (e.g., BEP proposals and validator consensus), and no single person or entity has the formal ability to unilaterally amend or change the BNB Chain ecosystem’s source code. There can be no assurance that certain entities, such as Binance, which issued BNB tokens and oversees certain features of BNB on an ongoing basis (such as periodic burns), or affiliated persons thereof do not exercise control or informal influence, such as through their ongoing involvement in the BNB Chain ecosystem operations or their large holdings of BNB.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot BNB market or other digital assets. There can be no assurance that the Trust grows to or maintains an economically viable size. While there are no predetermined criteria for determining whether the Trust has reached an economically viable size, the Sponsor monitors the Trust’s assets and liabilities, average daily trading volume of the Shares, and other factors on an ongoing basis. If the Trust is unable to reach or maintain an economically viable size, trading in Shares may occur at wider spreads than other competitor products, which could adversely affect the Shareholders.

Additionally, Shareholders may be subject to a higher expense ratio than expected if the Trust incurred any operating expenses that are not borne by the Sponsor. There is no guarantee that the Sponsor will obtain or maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The MarketVectorTM BNB Benchmark Rate

MarketVector is the index sponsor and index administrator for the MarketVectorTM BNB Benchmark Rate. MarketVector is a wholly-owned subsidiary of VanEck. MarketVector Indexes GmbH is the calculation agent for the MarketVectorTM BNB Benchmark Rate and an affiliate of VanEck.

The MarketVectorTM BNB Benchmark Rate is a U.S. dollar-denominated composite reference rate for the price of BNB. The Index is calculated daily between 00:00 and 24:00 (ET) and the Index values are disseminated to data vendors. The Index is disseminated in U.S. dollars and the closing and intraday value is calculated over twenty three-minute intervals pursuant to a methodology referred to as an equal-weighted average of the volume-weighted median price.

The MarketVectorTM BNB Benchmark Rate is designed to be a robust price for BNB in U.S. dollars. There is no component other than BNB in the Index. The underlying trading platforms are sourced from the industry-leading BITA Exchange Ranking report, which is issued by BITA GmbH. BITA GmbH (“BITA”) is a Germany-based fintech company that provides enterprise-grade indexes, data and infrastructure to institutions operating in the passive and quantitative investment spaces. Active in the digital asset industry since 2018, BITA GmbH provides crypto calculation, index administration, and infrastructure solutions to financial institutions globally. BITA reviews various trading exchanges and analyzes such exchanges to determine whether the exchanges should be approved as a data source (approved exchanges are referred to by BITA as “whitelisted”). BITA’s methodology for evaluating exchanges utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set, covering five categories of evaluation. The categories of evaluation include regulatory stability, liquidity, data quality, technology and usability. BITA evaluates each category of each exchange with respect to each different digital asset, with different weights assigned to each category to arrive at a “total score” for each exchange. BITA then ascribes a rating to each exchange and determines the minimum total score for an exchange to be included in each pricing index. Each qualifying exchange is then ranked by BITA according to their “total score” to determine their BITA ranking, which determines the weighting of such exchange in the MarketVectorTM BNB Benchmark Rate. The BITA Exchange Ranking report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the BITA Exchange Ranking report, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVectorTM BNB Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of June and December at 23:00 CET. The MarketVectorTM BNB Benchmark Rate is rebalanced at 16:00:00 ET on the last trading day of each of May and November. The constituent trading platforms of the MarketVectorTM BNB Benchmark Rate are Binance, Bybit, Coinbase, Gate.io, and OKX.

The MarketVectorTM BNB Benchmark Rate is subject to oversight by an Independent Oversight Function (“IOF”), which is composed of persons who are independent from, and not responsible for, the operation or management of the Index. The IOF reviews and approves the rules in the index guide and material methodology changes to the Index. Material changes to the index guide are subject to review and approval before publication and implementation, and notice of such changes is generally published 30 days in advance on MarketVector’s website at https://www.marketvector.com/insights/news. None of the information on the Index Administrator’s website is incorporated by reference into this Annual Report on Form 10-K.

Net Asset Value Determinations

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the BNB Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM BNB Benchmark Rate price at 4:00 pm Eastern time.

The Trust’s NAV per Share is calculated by:

●	taking the current market value of its total assets;

●	subtracting any liabilities; and

●	dividing that total by the total number of outstanding Shares.

The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day is released after 4:00 p.m. Eastern time. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. Eastern time. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. Eastern time and generally no later than 8:00 p.m. Eastern time). The pause between 4:00 p.m. Eastern time and 5:30 p.m. Eastern time (or later) provides an opportunity to detect, flag, investigate, and correct unusual pricing should it occur.

The Sponsor monitors for significant events related to crypto assets that may impact the value of BNB and determines in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s BNB on a given day (e.g., if the MarketVectorTM BNB Benchmark Rate is not available the Sponsor). In certain circumstances, the Sponsor determines whether to fair value the Trust’s BNB on a given day on whether certain pre-determined criteria have been met. For example, if the MarketVectorTM BNB Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor may also fair value the Trust’s BNB using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s BNB using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.).

Accordingly, the NAV of the Trust may reflect the fair value of BNB rather than the BNB market prices on certain exchanges at 4:00 p.m. Eastern time. Fair value pricing involves subjective judgments and it is possible that a fair value determination for BNB or other assets is materially different than the value that could be realized upon the sale of such BNB or assets. In addition, fair value pricing could result in a difference between the prices used to calculate the Trust’s NAV and the prices used by the MarketVectorTM BNB Benchmark Rate.

Intraday Indicative Value

The Sponsor, in conjunction with the Administrator, works in good faith to determine the fair value and implement the correct calculation of the Trust’s NAV. The NAV for the Trust is calculated by the Administrator once a day and is disseminated daily to all market participants at the same time. Quotation and last-sale information regarding the Shares is disseminated through the facilities of the Consolidated Tape Association (“CTA”). In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated by taking creation unit holdings and updating that value throughout the trading day to reflect changes in the price of BNB; this value is then divided by the numbers of shares per creation unit in order to calculate an IIV on a “per share” basis.

The IIV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The Trust will provide the IIV per Share updated every fifteen (15) seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours (9:30 a.m. to 4:00 p.m. E.T.). The IIV is disseminated on a per Share basis every fifteen (15) seconds during regular Exchange core trading session hours of 9:30 a.m. Eastern time to 4:00 p.m. Eastern time. ICE Data Indices, LLC will disseminate the IIV value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the Exchange’s website and is available through on-line information services such as Bloomberg and Reuters. The IIV may differ from the NAV due to the differences in the time window of trades used to calculate each price (the NAV uses a sixty (60)-minute window, whereas the IIV draws prices from the last trade on each exchange in an effort to produce a relevant, real-time price). The Sponsor does not believe this will cause confusion in the marketplace, as Authorized Participants are the only Shareholders who interact with the NAV and the Sponsor will communicate its NAV calculation methodology clearly.

There are many instances in the market today where the IIV and the NAV of an ETF are subtly different, whether due to the calculation methodology, market hours overlap or other factors. The Sponsor has seen limited or no negative impact on trading, liquidity, or other factors for exchange-traded funds in this situation. The Sponsor believes that the IIV will closely track the globally integrated BNB price as reflected on the contributing real BNB trading platforms.

Dissemination of the IIV provides additional information that is not otherwise available to the public and is useful to Shareholders and market professionals in connection with the trading of the Trust’s Shares on the Exchange. Shareholders and market professionals are able throughout the trading day to compare the market price of the Trust and the IIV. If the market price of the Trust’s Shares diverges significantly from the IIV, market professionals have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the IIV, a market professional could buy the Trust’s Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the IIV and thus can be beneficial to all market participants.

Secondary Market Trading

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of BNB (or corresponding amount of cash) equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of BNB or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. Shares trade in the secondary market on the Exchange.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of BNB.

The Sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor appoints and may remove the Trust’s other service providers, including the Trustee, Administrator, Transfer Agent, the BNB Custodians, and Marketing Agent (as defined below), as well as any additional, replacement, or successor service providers. The Sponsor has agreed to pay all ordinary operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Cash Custodian

Under the cash custodian agreement (the “Cash Custody Agreement”), State Street Bank and Trust Company acts as custodian for the Trust’s cash (in such capacity, the “Cash Custodian”). The Cash Custodian is responsible for, among other things, maintaining a separate deposit account or accounts for cash in the name of the Trust and determining the amount of BNB and/or cash required for the issuance or redemption, as the case may be, of Shares in creation unit aggregations of the Trust after the end of each trading day.

Under the Cash Custody Agreement between State Street and the Trust, State Street may act as custodian for the Trust’s non-BNB assets, if any, and as custodian for the Trust’s cash (in such capacity, the “Cash Custodian”). The Cash Custodian has agreed to, among other things, open and maintain a separate deposit account or accounts of the Trust, to determine the amount of BNB and/or cash required for an issuance or redemption of shares in a Basket and to release and deliver non-BNB assets and pay out cash.

The Cash Custodian credits to the deposit account(s) all cash received by the Cash Custodian from or for the account of the Trust. Upon an instruction to purchase Shares for the account of the Trust, the Cash Custodian pays out cash of the Trust to purchase Shares. Upon an instruction to redeem Shares for the account of the Trust, the Cash Custodian shall transfer the Shares so as to sell or redeem the Shares and receive proceeds of such sale or redemption.

Staking

Staking on the BNB Smart Chain refers to using BNB, or permitting BNB to be used through an agent or otherwise, in the BNB Smart Chain’s proof-of-staked-authority validation protocol, in exchange for the receipt of consideration, including, but not limited to, staking rewards paid in-kind (collectively, “Staking”). As of the date of this Report, the Trust does not stake any of its BNB and, accordingly, has not implemented a staking program and liquidity risk policy (the “Staking Policy”) or established a staking committee, and has not engaged any Staking Services Provider (as defined below). At this time, none of the Trust, the Sponsor, the BNB Custodians, nor any other person associated with the Trust engages, directly or indirectly, in Staking of the Trust’s BNB on behalf of the Trust, meaning no action is taken pursuant to which any portion of the Trust’s BNB becomes used in any staking protocol or is used to earn additional digital assets or generate income or other earnings, and there can be no assurance that the Trust, the Sponsor, the BNB Custodians or any other person associated with the Trust will ever engage in Staking of the Trust’s BNB or such income generating activity in the future. Under current law, there can be no assurance that Staking the Trust’s BNB would be consistent with the intended treatment of the Trust as a grantor trust for U.S. federal income tax purposes.

The Trust’s investment objective includes rewards from staking a portion of the Trust’s BNB to the extent the Sponsor in its sole discretion (i) implements staking and (ii) determines that the Trust may do so without undue legal or regulatory risk, including, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes (the satisfaction of such conditions, the “Staking Condition”). To the extent the Trust were to satisfy the Staking Condition with respect to a particular form of Staking, in the future the Trust may seek to establish a program to use its BNB in a staking mechanism to receive rewards comprising additional BNB in respect of a portion of its BNB holdings. However, as long as such conditions and requirements have not been satisfied, the Trust will not use its BNB in a staking protocol to receive rewards comprising additional BNB or other digital assets in respect of its BNB holdings. The current inability of the Trust to use its BNB in Staking and receive rewards could place the Shares at a comparative disadvantage relative to an investment in BNB directly or through a vehicle that is not subject to such a limitation, which could negatively affect the value of the Shares.

Because the Trust does not currently engage in Staking, the Trust does not earn staking rewards that may be available to holders of BNB who directly stake their tokens through validators or staking service providers. As a result, the performance of the Shares reflects only the price performance of BNB (less the Trust’s expenses) and does not reflect any staking rewards that may be earned by direct holders of BNB who participate in staking.

Staking Arrangements

If and when the Staking Condition is satisfied and the Sponsor determines to stake all or a portion of the Trust’s BNB, the Sponsor anticipates that the Trust will enter into written arrangements (the “Staking Arrangements”) with the BNB Custodians and one or more third party staking services providers (each, a “Staking Services Provider”), which may be affiliates of the BNB Custodians or other trusted institutional node operators, to stake the Trust’s BNB and use it in validation on the BNB Smart Chain (such activities, “Staking Activities,” and the BNB so staked, “Staked Assets”).

The Staking Services Provider would be the validator or node operator and would be obligated to operate the validator through which the Trust’s BNB is staked. The Trust’s BNB would be staked directly from the BNB Accounts, and the Staking Services Provider would perform any related validation activities. The Trust would retain control of its Staked Assets because (1) the Staked Assets would remain in the applicable BNB Account (rather than transferred to a wallet address controlled by the Staking Services Provider) and (2) the Trust (rather than the Staking Services Provider) would retain the ability through the BNB Custodians to un-stake its BNB. The Trust would not lease or loan its BNB, and the Staking Services Provider would not be authorized to leverage, rehypothecate, pledge or otherwise encumber the Trust’s BNB.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, the Sponsor would have sole discretion over whether, and what portion of the Trust’s BNB, to stake and un-stake, and there can be no assurance that the Sponsor will cause the Trust to engage in Staking Activities, meaning that the Trust’s BNB may remain unstaked for the foreseeable future and indefinitely if necessary.

In connection with any Staking Activities, the Sponsor may implement policies and procedures to manage the liquidity of the Trust’s BNB, including maintaining a portion of the Trust’s BNB in an unstaked state in order to pay the Sponsor Fee and Trust expenses and to satisfy existing and reasonably foreseeable redemption requests, given that BNB subject to staking may be inaccessible during applicable bonding, unbonding or exit periods. These liquidity risk policies and procedures are intended to be consistent with the Exchange’s generic listing standards. However, there can be no assurance that such arrangements will be available as intended or provide sufficient liquidity to satisfy redemption requests.

Under any such Staking Arrangements, the Staking Services Provider would regularly credit staking rewards to the Trust, net of (i) any applicable payments to the Staking Services Provider as compensation for its services (the “Staking Provider Consideration”) and (ii) any custodian staking facilitation fee. Staking rewards received in respect of the Staked Assets, net of fees, would be credited to the Trust as earned and reflected in the Trust’s daily NAV, with a 4:00 p.m. Eastern time cut-off, and the Trust would recognize such rewards as income in its books and records as earned and report such income in its quarterly and annual reports on a trade-date basis in accordance with GAAP. Before engaging in Staking, the Sponsor expects to implement the Staking Policy, which describes the frequency of, and conditions under which the Trust will make distributions of staking rewards, if any, to Shareholders. The Sponsor will make the Staking Policy available to Shareholders on the Trust’s website.

To the extent that the Staking Condition is satisfied and Staking is implemented, the Sponsor anticipates that the BNB Custodians and the Staking Services Provider would be entitled to receive a portion of the gross staking rewards generated under the Staking Arrangements, reflecting the custodian staking facilitation fee and the Staking Provider Consideration, with the remainder received by the Trust. In addition, pursuant to the Trust Agreement and as consideration for the Sponsor’s facilitation of the Staking, the Sponsor may be permitted to receive a fee equal to a portion of the staking rewards, payable in BNB, as would be described in the Staking Policy. To the extent the Sponsor determines to engage in Staking Activities on the Trust’s behalf, the Trust will provide a description of the Trust’s staking program and related policies (including the Staking Policy), and notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC. Any future Staking Activities would be conducted in a manner intended to preserve the Trust’s status as a grantor trust for U.S. federal income tax purposes.

The First BNB Custodian

Anchorage Digital Bank N.A. serves as the Trust’s First BNB Custodian and is a National Trust Bank regulated by the Office of the Comptroller of the Currency. The First BNB Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the custody agreement (the “First BNB Custody Agreement”). The First BNB Custodian has its principal office at 101 S. Reid Street, Suite 307 #329, Sioux Falls, South Dakota 57103.

The First BNB Custodian makes available to the Trust a custodial account for BNB maintained by the First BNB Custodian (the “First BNB Account”) and access to an omnibus custodial account held at depository institutions in the First BNB Custodian’s name for the benefit of its customers at which a cash balance may be maintained (a “Fiat Account” and, collectively, the fiat currency accounts made available to the Trust by the BNB Custodians, the “Fiat Accounts”). The First BNB Custodian’s services in respect of the First BNB Account (i) allow BNB to be deposited from a public blockchain address to the Trust’s First BNB Account and (ii) allow BNB to be withdrawn from the First BNB Account to a public blockchain address as instructed by the Trust. The First BNB Custody Agreement requires the First BNB Custodian to hold the Trust’s BNB in cold storage. The First BNB Custodian uses segregated cold storage BNB addresses for the Trust. The addresses on the BNB Smart Chain at which the Trust’s BNB in the First BNB Account are held by the First BNB Custodian are separate from the BNB addresses that the First BNB Custodian uses for its other customers and are directly verifiable via the BNB Smart Chain. The First BNB Custodian will safeguard the private keys to the BNB associated with the Trust’s First BNB Account. The First BNB Custodian will at all times record and identify in its books and records that such BNB constitutes the property of the Trust. The First BNB Custodian will not withdraw the Trust’s BNB from the Trust’s First BNB Account with the First BNB Custodian, or loan, hypothecate, pledge or otherwise encumber the Trust’s BNB, without the Trust’s instruction, nor will the Sponsor or any other entity or service provider. The Trust will not lease or loan BNB held in the Trust’s First BNB Account with the First BNB Custodian and will not give instructions to that effect.

In respect of the Fiat Account at the First BNB Custodian, the First BNB Custodian holds the Trust’s cash held in its account with the First BNB Custodian in one or more Customer Omnibus Accounts. “Customer Omnibus Account” means, with respect to fiat currency held for customers of the First BNB Custodian (including the Trust’s cash balance in its Fiat Account), omnibus bank accounts (each an “Omnibus Account”) at FDIC-insured, regulated depository institutions selected by Anchorage (each, a “Fiat Institution”). The First BNB Custodian makes no representation about the availability of pass-through FDIC deposit insurance in connection with the Omnibus Account at such Fiat Institutions.

The Sponsor may, in its sole discretion, add or terminate other BNB custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s BNB holdings, but it will have no obligation to do so or to seek any particular terms for the Trust from other such custodians. To the extent that the Sponsor adds or terminates other BNB custodians, or changes the custodian for the Trust’s BNB holdings, notifications are made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

The Second BNB Custodian

BitGo Bank & Trust, National Association (“BitGo”) serves as the Trust’s Second BNB Custodian. The Second BNB Custodian is a national banking association chartered under the laws of the United States and authorized by the Office of the Comptroller of the Currency to exercise custodial powers. Subsequent to fiscal year end, on August 5, 2026, the Trust entered into a custody agreement with the Second BNB Custodian (the “Second BNB Custody Agreement”). The Second BNB Custodian is authorized to serve as a custodian of the Trust’s BNB under the Trust Agreement and pursuant to the terms and provisions of the Second BNB Custody Agreement. The Second BNB Custodian has its principal address at 101 S. Reid Street, Suite 307 PMB #9793, Sioux Falls, South Dakota 57103.

The Second BNB Custodian makes available to the Trust a custodial account for BNB maintained by the Second BNB Custodian (the “Second BNB Account”) and, as part of its custodial services, the ability to hold fiat currency in a Fiat account for the Trust’s benefit. The Second BNB Custodian’s services in respect of the Second BNB Account (i) allow BNB to be deposited from a public blockchain address to the Trust’s Second BNB Account and (ii) allow BNB to be withdrawn from the Second BNB Account to a public blockchain address as instructed by the Trust. To the extent the Trust holds BNB with the Second BNB Custodian, such BNB is segregated from both the property of the Second BNB Custodian and the assets of the Second BNB Custodian’s other customers, except for BNB specifically moved into shared accounts by the Trust.

The Second BNB Custodian will safeguard the private keys to any BNB held in the Trust’s Second BNB Account. The Second BNB Custodian will keep the private keys associated with any such BNB in cold storage. Cold storage is a safeguarding method by which the private keys corresponding to BNB are generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. The Second BNB Custodian may receive deposits of BNB but may not send BNB without use of the corresponding private keys. The Second BNB Custodian has represented the Systems and Organizational Control (“SOC”) attestations are performed on the Second BNB Custodian by an external provider on an annual basis. Neither the Second BNB Custodian nor any other entity is permitted to withdraw any BNB held for the Trust from the Second BNB Account, or loan, hypothecate, pledge or otherwise encumber such BNB, without the consent of the Trust.

In respect of the Fiat Account at the Second BNB Custodian, the Second BNB Custodian may hold the Trust’s fiat currency in a custodial account for the Trust’s benefit and custodies such fiat currency in one or more customer omnibus accounts. Such customer omnibus accounts may consist of (i) deposit accounts established by the Second BNB Custodian at a bank, (ii) money market accounts or money market funds established by the Second BNB Custodian at a bank, or (iii) such other accounts as may be agreed between the Trust and the Second BNB Custodian in writing from time to time. Each such customer omnibus account is maintained in the name of the Second BNB Custodian or in the name of the Second BNB Custodian for the benefit of its customers, is under the Second BNB Custodian’s control and is maintained separately from the Second BNB Custodian’s business, operating and reserve accounts. The Second BNB Custodian maintains records identifying the Trust’s beneficial ownership of the applicable fiat currency.

The First BNB Custodian and the Second BNB Custodian are collectively referred to as the “BNB Custodians.” The First BNB Custody Agreement and the Second BNB Custody Agreement are collectively referred to as the “BNB Custody Agreements.”

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

General Duty of Care of Trustee

The Trustee is a fiduciary under the Trust Agreement; provided, however, that the fiduciary duties and responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign upon at least sixty (60) days’ prior written notice to the Sponsor; provided, however, that such resignation shall not be effective until such time as a successor Trustee has accepted such appointment. The Sponsor may remove the Trustee at any time upon sixty (60) days’ prior written notice to the Trustee; provided, however, that such removal shall not be effective until such time as a successor Trustee has accepted such appointment.

Upon the resignation or removal of the Trustee, the Sponsor shall appoint a successor Trustee. If no successor Trustee shall have been appointed and shall have accepted such appointment within sixty (60) days after the giving of such notice of resignation or removal, the Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee. Any successor Trustee appointed pursuant to the Trust Agreement shall be eligible to act in such capacity in accordance with the Trust Agreement and, following compliance with the Trust Agreement, shall become fully vested with the rights, powers, duties and obligations of its predecessor under the Trust Agreement, with like effect as if originally named as Trustee. Any such successor Trustee shall notify the Trustee of its appointment by providing a written instrument to the Trustee. At such time the Trustee shall be discharged of its duties herein. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion, or consolidation to which such Trustee shall be a party, or any corporation to which substantially all the corporate trust business of the Trustee may be transferred, shall, subject to the preceding sentence, be the Trustee under the Trust Agreement without further act.

The Administrator

State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”). State Street’s principal address is One Congress Street, Boston, MA 02111. Under the Trust Administration and Accounting Agreement, the Administrator provides necessary administrative, tax, and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s BNB and calculating the net asset value per Share of the Trust and the net asset value of the Trust and supplying pricing information to the Sponsor for the Trust’s website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services.

The Transfer Agent

State Street Bank serves as the transfer agent for the Trust. The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust. The Trust’s Transfer Agent facilitates the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

The Marketing Agent

Van Eck Securities Corporation (the “Marketing Agent”), a wholly owned subsidiary of VanEck, is responsible for reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

The Trust’s Fees and Expenses

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.39% of average daily net assets that accrues daily and pays monthly. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars daily and is payable monthly in arrears in BNB on, or by, the tenth (10th) business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the BNB equivalent of by reference to the Index as of the date of calculation, and the Sponsor shall then withdraw the corresponding amount of BNB from the Trust’s BNB Account in payment of the Sponsor Fee.

The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as any applicable custodian staking facilitation fee, and in connection with any indemnification of agents, service providers, or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. For extraordinary expenses not covered in the previous sentence, the Sponsor shall pay these expenses as they become due and seek contemporaneous reimbursement from the Trust in the form of BNB at the time of payment. For extraordinary expenses denominated in dollars, the Sponsor shall convert the expense amounts into BNB at the Index price on the date the Sponsor seeks such reimbursement from the Trust, and shall withdraw the corresponding amounts of BNB from the Trust as reimbursement for paying such extraordinary expenses of the Trust. For extraordinary expenses denominated in BNB, if any, the Sponsor shall withdraw the corresponding amounts of BNB from the Trust as reimbursement for paying such extraordinary expenses. Neither the Trust nor the Shareholders shall be responsible for any fees and expenses incurred by the Sponsor to withdraw BNB from the Trust’s BNB Account in connection with payment of the Sponsor Fee or Trust expenses not assumed by the Sponsor, or to convert such BNB, once withdrawn, into cash (if applicable).

The Sponsor will sell BNB which may be facilitated by one or more Liquidity Providers and/or the BNB Custodians or an affiliate thereof, in connection with the termination of the Trust and the liquidation of the Trust’s BNB holdings, which the Sponsor shall do at a price which it is able to obtain through commercially reasonable efforts, and arrange for the distribution of the cash proceeds to the Trust’s Shareholders and creditors (if any). The amount of BNB held by the Trust may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of BNB. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor Fee attributable to Shares held by certain investors, or share a portion of the Sponsor Fee with such investors, subject to certain minimum Shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate or sharing of the Sponsor Fee will be subject to negotiation and agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of, or share, the Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Sponsor Fee rebate or sharing arrangements negotiated by the Sponsor. Any Sponsor Fee rebate, or any sharing of the Sponsor Fee, will be paid from the funds of the Sponsor (including the Sponsor Fee) and not from the assets of the Trust. In addition, the Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor Fee, Shareholders will be notified in a prospectus supplement, in the Trust’s periodic Exchange Act reports and/or on the Trust’s website.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of BNB represented by the Baskets being created or an amount of cash sufficient to purchase such amount of BNB, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. Eastern time on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants will deliver cash or BNB to create Shares and will receive cash or BNB when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the BNB represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco LLC and Wincent Investment Fund PCC Limited. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, BNB to the Trust’s account with the BNB Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust, through the BNB Custodians, will deliver BNB to such Authorized Participants, or a designee thereof, in exchange for their Shares.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (FAQs) clarifying its views on broker-dealers’ crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the BNB required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor (as the case may be), without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits (directly in the case of cash creations and, indirectly in the case of BNB deposits) with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls, and information barriers as it determines is appropriate in light of its own regulatory regime.

The Trust engages in BNB transactions for converting cash into BNB (in association with purchase orders) and BNB into cash (in association with redemption orders). The Trust conducts its BNB purchase and sale transactions by trading directly with third parties selected by the Sponsor (each, a “Liquidity Provider”), who are not registered broker-dealers, pursuant to written agreements between such Liquidity Providers and the Trust. Liquidity Providers may be added at any time, subject to the discretion of the Sponsor. Alternatively, Liquidity Providers may choose to terminate their participation as Liquidity Providers to the Trust at any time. The Trust is not aware of any other affiliation or material relationship between a Liquidity Provider and the Authorized Participants or other service providers of the Trust in executing a transaction in BNB with the Trust. Each Liquidity Provider represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell BNB from one or more Liquidity Providers. A Liquidity Provider may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of BNB, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of BNB, or a portion thereof, in the case of a redemption, as indicated in such offer. The Trust then determines, in its sole discretion, which Liquidity Provider that provided a quote to use. Once an offer is accepted it becomes a trade that is binding on both the Trust and the Liquidity Provider. Each Liquidity Provider is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco LLC and Wincent Investment Fund PCC Limited. Current or future Liquidity Providers may be affiliates of, or have material relationships with, the Trust’s current or future Authorized Participants.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and form of Authorized Participant Agreement are incorporated by reference in this Report.

Authorized Participants will place orders through the Transfer Agent. The Transfer Agent will coordinate with the Sponsor, who will in turn coordinate with the Trust’s BNB Custodian in order to facilitate settlement of the Shares and BNB as described in more detail in the Creation Procedures and Redemption Procedures sections below.

The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of BNB, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of BNB.

In addition, the use of cash creations and redemptions has transaction costs of buying and selling BNB. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the BNB markets and related cash movements. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Under ordinary circumstances, the Trust does not anticipate that there would be fees or costs related to purchases and sales of BNB. To the extent there are unusual or unanticipated fees or costs associated with BNB purchases and sales in connection with creation and redemption activity, the Sponsor would seek to pass these costs to the Liquidity Providers or the Authorized Participants. If unable to do so, the Sponsor would treat these as extraordinary expenses and could decide to seek reimbursement from the Trust to the extent the fees or expenses were paid by the Sponsor on the Trust’s behalf.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Currently, creation orders are only accepted in cash or in-kind. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading (“Business Day”). Purchase orders must be placed by the order cut-off time for a purchase order on a Business Day (the “Creation Order Cut-Off Time”). The Creation Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. The day on which an order is received by the Transfer Agent is considered the purchase order date.

Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Transfer Agent the nonrefundable transaction fee due for the creation order to offset the transfer and other transaction costs associated with the issuance of the Basket. Authorized Participants may not withdraw a creation request. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian or BNB, with the BNB Custodians. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled.

For a cash creation, the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Participant, the Trust shall, in its sole discretion, select a Liquidity Provider and execute a trade to purchase BNB from that Liquidity Provider in the amount of the Basket Deposit (the calculation of which is explained below), with the purchased BNB to be delivered by the Liquidity Provider on the Creation Settlement Date in exchange for a cash price to be delivered by the Trust on Creation Settlement Date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering BNB to the Trust. The Authorized Participant shall be responsible for delivering cash to the Trust.

For an in-kind creation, following an Authorized Participant’s placement of a purchase order, the applicable BNB Account must be credited with the required BNB by the end of the business day following the purchase order date, or in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. If the Authorized Participant or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the BNB deposit amount in the applicable BNB Account, in the case of in-kind creations, or the cash deposit amount in the Trust’s Cash Custodian account, in the case of cash creations, the Trust will notify the Transfer Agent to release the shares to the Authorized Participant, by directing DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the BNB Custodians (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) has informed the Transfer Agent that the BNB or cash (as applicable) has been received. Disruption of services at the BNB Custodians would have the potential to delay settlement of the BNB related to Share creations. To the extent a Liquidity Provider, is not able to deliver BNB associated with a cash purchase order as of a specified time on the settlement date, the Authorized Participant will have the option to cancel the order, or the Sponsor may select an alternative execution method for the BNB purchase. To the extent that BNB transfers in connection with a creation order are delayed due to congestion or other issues with the BNB Smart Chain, such BNB will not be held in cold storage until such transfers can occur.

BNB held in a BNB Account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Required Deposits

The Basket Cash Component changes from day to day. To determine the Basket Cash Component, the Administrator starts by determining the number of BNB held by the Trust as of the opening of business on that trade date, and subtracts the amount of BNB constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that trade date. For the purposes of the computation of the Basket Deposit, the BNB quantity is displayed to the hundred millionth. Second, this figure, in BNB, is divided by the quotient of the number of Shares outstanding at the opening of business on the trade date divided by 10,000. This produces the Basket Deposit, which is the number of BNB attributable to each Basket as of the opening of business on the trade date. Third, the resulting BNB amount is then valued, in cash, at the Index calculated on the trade date, or in accordance with the other valuation policies described in the Registration Statement if the Index is not available. This produces the Basket Cash Component. The Basket Deposit, and the Basket Cash Component, so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Deposit determined by the Administrator as indicated above.

In the case of a cash creation only, by the end of day Eastern time (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator will calculate and transmit the Required Cash Creation Total, consisting of (1) the Basket Cash Component, (2) Cash Amount, and (3) any Purchase Slippage, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in cash on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Creation Settlement Date”) to the Trust’s account at the Cash Custodian in cleared, immediately available funds by 1:00 p.m. Eastern time. The Trust acknowledges that, if the actual cash purchase price of BNB from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

In the case of an in-kind creation only, by the end of day Eastern Standard Time (or such other time as the parties may agree) on the Creation Trade Date, the Administrator will calculate and transmit the Creation Basket Deposit to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in BNB on the Creation Settlement Date to the Trust’s custodian account.

Delivery of Required Deposits

For a cash creation, on the Creation Settlement Date, the Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Report. In the case of a cash creation only, the Trust shall instruct the Cash Custodian to transfer the cash proceeds to the Trust’s Fiat Accounts. The Liquidity Provider delivers BNB to the Trust’s BNB Account in exchange for the cash purchase price, a delivery facilitated by the BNB Custodians. Upon settlement by the BNB Custodians of the BNB purchase from the Liquidity Provider and the deposit of BNB in the Trust’s BNB Account, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by 1:00 p.m. Eastern time on the Creation Settlement Date and the Creation Order shall be settled. If the BNB purchase transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Required Cash Creation Total less the Cash Amount to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase BNB, in which case the Authorized Participant agrees and acknowledges it is responsible for any Purchase Slippage and Cash Amount relating to such alternative execution method. The expense and risk of delivery and ownership of cash until such cash has been received in immediately available, cleared federal funds by the Cash Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

For an in-kind creation, on the Creation Settlement Date, the Authorized Participant or its designee shall deposit the amount of BNB specified in the Creation Basket Deposit in the applicable BNB Account by 1:00 p.m. Eastern time. Upon settlement by the BNB Custodians, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the Creation Settlement Date and the Creation Order shall be settled. If the BNB deposit transaction between the Trust and the Authorized Participant or its designee fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Creation Basket Deposit to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase BNB, in which case the Authorized Participant agrees and acknowledges it is responsible for providing any Basket Cash Component, plus any Purchase Slippage and Cash Amount, relating to such alternative execution method. The expense and risk of delivery and ownership of BNB until such BNB has been credited to the applicable BNB Account by the applicable BNB Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

●	the purchase order or Basket Deposit is not in proper form;

●	it would not be in the best interest of the Shareholders of the Trust;

●	the acceptance of the purchase order or the Basket Deposit would have adverse tax consequences to the Trust or its Shareholders;

●	the acceptance or receipt of the purchase order or the Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, or the BNB Custodians or Cash Custodian make it, for all practical purposes impracticable or not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the BNB Custodians or the Cash Custodian will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on BNB or cash being removed from the Trust’s BNB Custodian or Cash Custodian account. Currently, redemption orders are processed in cash or BNB. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the order cut-off time for an order on a Business Day (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

For a cash redemption, on the trade date for a Redemption Order (the “Redemption Trade Date”), the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the BNB in exchange for cash to be delivered on the settlement date for a Redemption Order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco LLC and Wincent Investment Fund PCC Limited. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing BNB from the Trust. By placing a Redemption Order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

For an in-kind redemption, on the Redemption Trade Date, the Trust shall instruct the BNB Custodians to deliver BNB to the Authorized Participant or its designee on the Redemption Settlement Date. The Redemption Settlement Date, in the case of an in-kind redemption order, shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Authorized Participant, or its designee, shall be responsible for receiving BNB from the Trust in the case of an in-kind redemption order.

Once the Transfer Agent notifies the BNB Custodians or Cash Custodian (as applicable), the Sponsor and the Administrator that the Shares have been received in the Trust’s DTC account, the Administrator shall instruct the BNB Custodians or Cash Custodian (as applicable) to transfer the redemption BNB or cash amount from the Trust’s BNB Custodian or Cash Custodian account to the Authorized Participant.

BNB held in a BNB Account is the property of the Trust and is not leased or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. Eastern time (or such other time as the parties may agree) on the Redemption Trade Date, in the case of a cash Redemption Order, the Administrator will calculate the Required Cash Redemption Total that the Trust is responsible for delivering in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Required Cash Redemption Total consists of (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any Redemption Slippage. The Trust acknowledges that, if the actual cash sale price realized from selling BNB to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

By 8:00 p.m. Eastern Standard Time (or such other time as the parties may agree) on Redemption Trade Date, in the case of an in-kind Redemption Order, the Administrator will calculate the Creation Basket Deposit that the Trust is responsible for delivering in BNB on Redemption Settlement Date to the Authorized Participant’s or its designee’s account at the applicable BNB Custodian.

Delivery of Redemption Distribution

On the Redemption Settlement Date, in the case of a cash Redemption Order, the Liquidity Provider delivers cash to the Trust’s Fiat Accounts in exchange for BNB. Upon settlement of the BNB sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Fiat Accounts, the Trust shall instruct the BNB Custodians to transfer the cash to the Trust’s Cash Custodian account. The Trust shall then instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Cash Custodian to transfer the Required Cash Redemption Total to the Authorized Participant’s designated bank account and the Redemption Order shall be settled. If the BNB sale transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its BNB and the Authorized Participant will retain the associated Shares and will not receive any cash, or the Sponsor may use an alternative execution method for the Trust to sell BNB, in which case the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. If the Trust’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed.

On the Redemption Settlement Date, in the case of an in-kind Redemption Order, the Trust shall instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the

BNB Custodians to transfer the BNB in the Creation Basket Deposit to the Authorized Participant’s or its designee’s account at the applicable BNB Custodian and the Redemption Order shall be settled. The Trust shall have no obligation to instruct the BNB Custodians to transfer BNB to the Authorized Participant or its designee unless and until the Trust’s DTC account has been credited with all of the Shares relating to the Creation Baskets to be redeemed. If the BNB transfer between the Trust’s BNB Accounts and the Authorized Participant’s or its designee’s BNB Custodian account fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its BNB and the Authorized Participant will retain the associated Shares and will not receive any BNB, or the Sponsor may use an alternative execution method for the Trust to sell BNB, in which case the Authorized Participant will receive cash, and the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of BNB is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of BNB decreases before such Authorized Participant is able to complete such redemption order, such Authorized Participant may sustain a loss with respect to the amount that it would have been able to obtain in exchange for the BNB received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, the Cash Custodian or the BNB Custodians will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. To the extent that the Sponsor suspends the right of redemption, the Trust will notify Shareholders in a prospectus supplement and a current report on Form 8-K or in its annual or quarterly reports.

Redemption orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the BNB Custodians make it for all practical purposes not feasible for the Shares to be delivered under the redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 10,000 Shares (i.e., 1 Basket) or less.

The Marketing Agent shall notify the Authorized Participant of a rejection or suspension of any redemption order. The Marketing Agent is under no duty, however, to give notification of any specific defects or irregularities nor shall the Marketing Agent or the Trust incur any liability for the failure to give any such notification. The Trust and the Marketing Agent may not revoke a previously accepted redemption order.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of notice.

Liability of Authorized Participants for Taxes and Other Governmental Charges

An Authorized Participant shall be responsible for any transfer tax, sales or use tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Creation Baskets (and the transfer of BNB in connection therewith), regardless of whether or not such tax or charge is imposed directly on the Authorized Participant. The applicable Authorized Participant agrees to indemnify the Sponsor. the Trustee and the Trust if any of them is required by law to pay any such tax, charge or fee, together with any applicable penalties, additions to tax and interest thereon.

Certain United States Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership, and disposition of Shares by a U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, non-U.S. persons, brokers or dealers, traders, entities that are partnerships or S-corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons subject to the federal alternative minimum tax, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences (or any consequences under any U.S. federal tax law other than U.S. federal income tax law) that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

●	a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust intends to operate so that it will qualify to be treated as a grantor trust for U.S. federal income tax purposes. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of BNB to the Trust in exchange for a pro rata share of the underlying BNB represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the BNB held in the Trust will be the same as its tax basis and holding period for the BNB delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying BNB related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies BNB as “property” that is not currency for U.S. federal income tax purposes and clarifies that BNB can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of BNB. Because BNB is a new technological innovation, the U.S. federal income tax treatment of BNB or transactions relating to investments in BNB may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving BNB. In addition, the IRS and U.S. Treasury Department have issued regulations regarding the tax information reporting obligations and tax basis for certain digital asset transactions, as well as a safe harbor for certain investment trusts staking digital currencies. While the U.S. federal government has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in BNB or in transactions relating to investments in BNB is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any BNB the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

The Trust may use BNB to pay certain expenses of the Trust, which under current IRS guidance will be treated as a sale of such BNB, and it may sell BNB to distribute cash to Authorized Participants redeeming Shares and to pay certain expenses. If the Trust sells BNB (for example to generate cash to pay fees or expenses) or is treated as selling BNB (for example by using BNB to pay fees or expenses), a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the BNB that was sold. A Shareholder’s tax basis for its share of any BNB sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the BNB held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of BNB sold, and the denominator of which is the total amount of the BNB held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the BNB remaining in the Trust should be equal to its tax basis for its share of the total amount of the BNB held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the BNB that was sold or treated as sold.

Upon a Shareholder’s sale of some or all of its Shares (other than a redemption), the Shareholder will be treated as having sold its pro rata share of the BNB held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares and (b) the Shareholder’s tax basis for its pro rata share of the BNB held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling BNB) will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the BNB that was sold. The Trust’s sales of BNB to fund cash redemptions are expected to result in gains or losses with such gains or losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between (a) the amount realized from the sale of the BNB and (b) the Shareholder’s tax basis for the Shareholder’s pro rata share of the BNB held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder.

An in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying BNB represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis and holding period for the BNB received in the in-kind redemption generally will be the same as the Shareholder’s tax basis and holding period for its pro rata share of the BNB held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period for the BNB received generally will include the period during which the Shareholder held the Shares redeemed in-kind. A subsequent sale of the BNB received by the Shareholder generally will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the BNB held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the BNB held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption, that is treated as the basis of the BNB received by the Shareholder in the redemption.

As noted above, the Trust does not currently stake any of its BNB; however, the Sponsor may, in the future, engage one or more Staking Services Providers to conduct Staking Activities, in which case the Trust could receive staking rewards. Any BNB acquired by the Trust as staking rewards for Staking Activities would be treated as giving rise to ordinary taxable income. Additionally, such BNB will have a separate tax basis and holding period. It is likely that a Shareholder will have a tax basis for its share of any BNB acquired by the Trust as staking rewards equal to the amount of income that it recognizes and the Shareholder’s holding period for such BNB will begin as of the time it recognizes such income.

If a hard fork occurs in the BNB Smart Chain, the Trust could become entitled to units of both the original BNB and an alternative new digital asset. Under current IRS guidance, if a hard fork or other distribution of digital assets (including as so-called “airdrop”) results in a taxpayer receiving units of a new cryptocurrency over which the taxpayer has dominion and control, the taxpayer will recognize ordinary income equal to the fair market value of such units at the time dominion and control is obtained. The Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes BNB and which network constitutes the alternative new digital asset, or Incidental Right or IR Virtual Currency. Additionally, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as receiving the Incidental Rights or IR Virtual Currency, Shareholders may incur federal, state, and/or local, or non-U.S. tax liability.

3.8% Medicare Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% Medicare tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property and may include income from staking rewards from Staking Activities and other income. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of BNB by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are nondeductible.

In addition, deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder generally may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Shareholders may be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in BNB held by the Trust.

Taxation in Jurisdictions Other Than the United States

Purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. EACH SHAREHOLDER IS URGED TO CONSULT ITS OWN TAX ADVISER concerning the U.S. federal, state, local, and non-U.S. tax considerations BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA, of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S., or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the BNB Custodians, the Cash Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

Item 1A. Risk Factors.

Risks Associated with BNB and the BNB Chain Ecosystem

The Trading Prices Of Many Digital Assets, Including BNB, Have Experienced Extreme Volatility in Recent Periods and May Continue To Do So. Extreme Volatility in The Future, Including Further Declines in the Trading Prices Of BNB, Could Have a Material Adverse Effect on the Value of the Shares and the Shares Could Lose All or Substantially All of Their Value.

The trading prices of many digital assets, including BNB, have experienced extreme volatility throughout their existence, including in recent periods, and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including BNB, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for BNB. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout BNB’s history. During the market volatility event over the weekend of October 10, 2025, the price of BNB dropped from about $1,300 on October 8, 2025, to about $1,100 on October 10, 2025. BNB prices have continued to exhibit extreme volatility through the date of this Report.

BNB has certain characteristics that may cause its price volatility to differ from, or at times exceed, that of other digital assets. In particular, although the BNB Smart Chain operates as a decentralized network, the development of BNB and the BNB Chain ecosystem have historically been associated with Binance and its affiliated entities. Although BNB does not represent an equity interest in Binance or any related entity, market participants may perceive BNB as reflecting, in part, the activity, reputation, or perceived financial condition of the Binance platform. As a result, legal proceedings, regulatory actions, supervisory developments, enforcement activity, restrictions on products or services, banking or payment disruptions, or shifts in customer confidence relating to Binance or affiliated entities may have a direct or disproportionate impact on the price of BNB, independent of broader digital asset market movements.

While the Sponsor cannot determine with certainty the specific causes of historical price volatility of BNB, as the native token of the BNB Chain ecosystem, BNB’s value is closely linked to the functionality, adoption, and overall health of that network. Network outages, service disruptions, cybersecurity incidents, software vulnerabilities, or other technical failures affecting the BNB Chain could adversely affect the price of BNB to a greater extent than digital assets that are not similarly dependent on a single network.

BNB is also subject to protocol-specific tokenomics, including mechanisms designed to reduce supply through periodic or real-time “burn” processes. Although these mechanisms are rules-based, changes to burn methodologies, governance decisions affecting token parameters, or market expectations regarding supply reduction may contribute to price volatility. Governance decisions or protocol upgrades affecting transaction fees, staking parameters, validator requirements, or other network features could similarly affect market perception and price dynamics. As a result, BNB may experience periods of volatility driven by network-specific or ecosystem-specific developments that do not correlate with broader trends in the digital asset markets.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. The 2022 events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including BNB, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The current administration has taken steps intended to facilitate a more supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Congress has also considered legislation intended to provide greater regulatory clarity for digital assets. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets could lead to a decline in digital asset prices, including BNB. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In August 2026, a cloture motion was filed on the motion to proceed to consideration of the CLARITY Act, with a cloture vote scheduled for September 15, 2026. Although consideration of the legislation remains ongoing, the CLARITY Act has not been enacted and its prospects remain uncertain. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including BNB. Any resulting decline in the price of BNB could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of BNB and the Trust’s Shares. For example, on March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain BNB, and there can be no assurance, and there is no present indication, that it would be changed to include BNB in the future. The Digital Asset Stockpile will be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings; however, there will be no new acquisitions of BNB as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve might have motivated large-scale purchases of BNB in the expectation of the U.S. government potentially acquiring BNB to fund such an expected reserve, and the market price of BNB may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of BNB as part of the Bitcoin reserve, though BNB could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring BNB. Even if such legislation providing for the acquisition of BNB were to be introduced at the federal level, it could fail to pass. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this Report that similar legislation at the state level has been introduced in respect of BNB. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce BNB acquisition plans, or does announce such plans but these plans fall short of market expectations, the price of BNB may decline, which may impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of BNB and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of BNB by governmental instrumentalities.

BNB may experience volatility that is more closely tied to developments affecting a single ecosystem participant, Binance, than other digital assets such as bitcoin or ether. As a result, BNB’s price may react more sharply to entry-specific events, including regulatory actions, operational disruptions, or reputational developments relating to Binance, rather than broader market trends affecting digital assets generally. Extreme volatility in the future, including further declines in the trading prices of BNB, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of BNB and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of BNB.

Digital Assets Such As BNB Were Only Introduced Within The Past Two Decades, And The Medium-To-Long Term Value Of The Shares Is Subject To A Number Of Factors Relating To The Capabilities And Development Of Blockchain Technologies And To The Fundamental Investment Characteristics Of Digital Assets.

Digital assets such as BNB were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.

●	The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.

●	Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the BNB Smart Chain, would affect the ability to transfer digital assets, including BNB, and, consequently, their value.

●	The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the BNB Smart Chain, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.

●	Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●	The open-source structure of many digital asset network protocols, such as the protocol for the BNB Smart Chain, means that developers and other contributors may not be directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the BNB Smart Chain could damage that network.

●	In the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the BNB Smart Chain could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s BNB, which would adversely affect the value of the Shares. Moreover, functionality of the BNB Smart Chain may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for BNB. Even if another digital asset other than BNB were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including BNB, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols in the future that are impossible to predict as of the date of this Report.

The Value of BNB Is Closely Associated With Binance And The Broader Binance Ecosystem, And Adverse Developments Affecting Binance Could Materially And Adversely Affect The Value of BNB And The Shares.

BNB was originally issued by Binance and continues to be economically and operationally linked to the Binance ecosystem. Binance and its affiliates have historically played a significant role in the development, promotion, and ongoing operation of BNB-related infrastructure, including token burn mechanisms, exchange-based utility features, and ecosystem development initiatives. In addition, Binance may hold a significant quantity of BNB and may influence validator participation, governance dynamics, and market liquidity.

As a result, the market value of BNB may be disproportionately affected by events related to Binance, including regulatory actions, enforcement proceedings, litigation, operational disruptions, reputational harm, or changes in Binance’s business practices. For example, prior investigations and enforcement actions by U.S. and non-U.S. regulators have impacted Binance’s operations and may continue to do so in the future.

Any material adverse development involving Binance or its affiliates could result in reduced liquidity, diminished utility, or negative market sentiment with respect to BNB, which could in turn materially and adversely affect the value of the Shares.

If The Trust Does Not Engage in Staking, Investors May Experience Lower Returns Than Holders Who Directly Stake BNB, And The Performance Of The Shares May Differ From The Total Economic Return Available From Direct Ownership Of BNB.

The Trust currently does not engage in staking activities and therefore does not earn staking rewards that may be available to holders of BNB who directly stake their tokens through validators or staking service providers. There can be no assurance that the Sponsor will cause the Trust to engage in staking in the future.

The Trust’s investment objective is to reflect the performance of the price of BNB and rewards from staking a portion of the Trust’s BNB to the extent the Sponsor in its sole discretion (i) implements staking and (ii) determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations. Staking rewards are generally derived from transaction fees and network participation incentives and may represent an additional source of return for direct holders of BNB.

For so long as the Trust does not engage in staking, investors in the Shares will forgo potential staking rewards and may experience lower overall returns relative to investors who directly own and stake BNB. Over time, the cumulative impact of foregone staking rewards could cause the return on the Shares to differ from the economic return available to an investor that directly owns and stakes BNB. In addition, because participation in the BNB Smart Chain’s on-chain governance is generally tied to staking or delegating BNB, the Trust currently is not able to participate, directly or indirectly, in governance matters relating to the BNB Smart Chain, including, but not limited to, validator selection, protocol upgrades, or other changes to the network. On-chain governance voting power on the BNB Smart Chain is generally associated with staking BNB and the resulting staking credit.

In addition, even if the Trust engages in staking in the future, the Trust does not intend to participate, directly or indirectly, in governance matters relating to the BNB Smart Chain, including, but not limited to, validator selection, protocol upgrades, or other changes to the network. If and when the Trust engages in staking, to the extent voting power associated with the Trust’s BNB is delegated to a validator or other community member, such voting power may be exercised by that validator or community member rather than by the Trust directly.

Accordingly, decisions made through the BNB Smart Chain’s governance process could adversely affect the operation or development of the BNB Smart Chain or the value of BNB, and the Trust will not directly exercise governance rights to influence such decisions.

The BNB Chain Ecosystem Was Only Conceived in 2017 and the BNB Chain Ecosystem May Not Function as Intended, Which Could Have an Adverse Impact on the Value of BNB and an Investment in the Shares.

The development of the BNB Chain ecosystem is ongoing and, as with any blockchain network or software generally, future disruptions, outages, bugs, or other problems could have a material adverse effect on the value of BNB and an investment in the Shares. Likewise, the client software implementation and wallets used by users and validators to access the BNB Chain ecosystem or BNB could suffer future disruptions, bugs, or other problems that could have a material adverse effect on the value of BNB and an investment in the Shares.

Digital Assets Represent a New and Rapidly Evolving Industry, and the Value of the Shares Depends on the Acceptance of BNB.

The first major blockchain-based digital asset, bitcoin, was launched in 2009. BNB launched in 2017. In general, digital asset networks, including the BNB Smart Chain and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, but there has yet to be a meaningful degree of use of BNB as a means of payment by retail or commercial outlets. Banks and other established financial institutions may refuse to process funds for BNB transactions; process wire transfers to or from Digital Asset Trading Platforms, BNB-related companies, or service providers; or maintain accounts for persons or entities transacting in BNB. As a result, the prices of BNB are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept BNB in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as BNB, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●	The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as validators or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.

●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. Such technologies are designed to enhance transactional privacy through the use of cryptographic techniques, including zero-knowledge
23

proofs, and may permit users to pool and transfer digital assets while limiting public visibility into certain transaction details. If any such features are introduced to the BNB Smart Chain, any trading platforms or businesses that facilitate transactions in BNB may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. If privacy-preserving features on BNB Smart Chain are perceived to facilitate illicit activity, sanctions evasion, money laundering or other violations of law, the BNB Chain ecosystem and its participants could be subject to increased regulatory scrutiny, investigations or enforcement actions.

●	Users, developers, and validators may otherwise switch to or adopt certain digital asset networks or protocols at the expense of their engagement with BNB or the BNB Chain ecosystem.

The Trust is not actively managed and will not have any formal strategy relating to the development of the BNB Chain ecosystem and will not attempt to avoid or mitigate losses caused by declines in the price of BNB.

Due to the Nature of Private Keys, BNB Transactions Are Irrevocable and Stolen or Incorrectly Transferred BNB May Be Irretrievable. As a Result, Any Incorrectly Executed BNB Transactions Could Adversely Affect an Investment in the Trust.

BNB transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the BNB Smart Chain, an incorrect transfer of cryptocurrency, such as BNB, or a theft of BNB generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of BNB will regularly be made to or from the BNB Accounts, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s BNB could be transferred from a BNB Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The BNB Custodians provide custody services for the Trust’s BNB. As of the date of this report, the Trust has not transferred any BNB to the Second BNB Custodian. The transfer of BNB to and from Liquidity Providers is directed by Sponsor. The Sponsor has evaluated the procedures and internal controls of the Trust’s BNB Custodians to safeguard the Trust’s BNB holdings, as well as the procedures and internal controls of the Trust’s Administrator. The applicable BNB Custodian maintains custody of the private key(s) associated with BNB held in the applicable custody account, and the Trust does not independently hold or have direct access to such private key(s). The First BNB Custodian is contractually required to transfer BNB only to wallet addresses that have been pre-approved through its anti-money laundering and sanctions compliance procedures (such addresses, “Whitelisted Addresses”). However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s BNB could be transferred from a BNB Account in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the BNB Smart Chain, notwithstanding these controls. The applicable BNB Custodian may bear responsibility for certain losses resulting from its errors in executing a transfer direction, subject to the terms and limitations of the applicable BNB Custody Agreement. Alternatively, if the applicable BNB Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s BNB holdings, and the private key(s) maintained by the BNB Custodians are lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its BNB, which could adversely affect an investment in the Shares of the Trust. In addition, if the private key(s) maintained by the BNB Custodians are misappropriated and the Trust’s BNB holdings are stolen, including from or by the BNB Custodians, the Trust could lose some or all of its BNB holdings, which could adversely impact an investment in the Shares of the Trust.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s BNB through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred BNB. The Trust will also be unable to convert or recover its BNB transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

A Disruption of the Internet May Affect BNB Operations, Which May Adversely Affect the BNB Industry and an Investment in the Trust.

The BNB Chain ecosystem relies on the internet. A significant disruption of internet connectivity (i.e., one that affects large numbers of users or geographic regions), or a disruption of service providers providing telecommunications, website hosting, cloud, data center, or other infrastructure services necessary for a functioning Internet, could disrupt the BNB Chain ecosystem’s functionality and operations until the disruption in the Internet is resolved. A disruption in the internet could adversely affect an investment in the Trust or the ability of the Trust to operate.

BNB And The BNB Chain Ecosystem Have Links To, And May Be Controlled By, Binance And Its Principals.

Binance has links to BNB and the BNB Chain ecosystem, and Binance has historically played a major role in the BNB Chain ecosystem’s development. Binance typically has among the highest trading volume of BNB for any global trading platform. Users of the Binance trading platform who pay trading fees in BNB receive a trading discount, and users who maintain a certain minimum balance of BNB on Binance’s trading platform may qualify to receive additional benefits, such as additional reduced fees, lower interest rates, higher borrowing limits, and other benefits, from Binance. (Binance, Fee Schedule, https://www.binance.com/en/fee/schedule (last visited Apr. 23, 2025)). Concurrent with the launch of the Binance’s exchange in July 2017, Binance or its affiliates minted 200 million BNB tokens on the Ethereum blockchain using Ethereum’s ERC-20 functionality. These tokens were initially created for the purpose of allowing the holder of BNB to pay for fees incurred from the use of the Binance exchange, among other uses. Binance according to the BNB white paper issued the 200 million BNB as follows: 10% (20 million BNB) to angel investors in Binance Ltd., 40% (80 million BNB) to the founding employees of Binance exchange subject to a 4 year schedule, and 50% (100 million BNB) in what the BNB white paper termed an “ICO” (an abbreviation of “Initial Coin Offering”) in exchange for Ethereum (ETH) or the equivalent Ethereum price in Bitcoin in three consecutive tranches from July 1, 2017 to July 21, 2017. The Sponsor is not aware of the precise extent that the employees, principals and angel investors of Binance and its affiliates have retained their BNB that they originally received in the BNB ICO, or what percentage of outstanding BNB is currently owned by Binance and its associated persons (following open-market purchases or otherwise), but there can be no assurance that they do not currently control a majority of outstanding BNB. If Binance or affiliated persons did in fact possess control of a majority of outstanding BNB, it would give them the corresponding ability to control validator selection and influence on-chain voting and transaction confirmation, and potentially governance decisions which are based on BNB Evolution Proposals (“BEPs”), relating to the future of the BNB Chain ecosystem and BNB, such as forks, future development roadmaps, scaling decisions, etc., which they could in theory choose to exercise in a way that benefits themselves or their interests. Short of control, sizeable minority holdings of BNB tokens could theoretically confer significant influence, and influence could also in theory be exercised through informal channels. In the BNB white paper, Binance represented it would use the proceeds of the BNB ICO to develop the Binance exchange. Moreover, Binance has been responsible for operating the deflationary burning program for BNB tokens, which was a significant force in their market value.

Furthermore, as the issuer and primary governing authority of BNB, Binance exerts centralized control over critical token attributes including burn mechanisms, distribution protocols, utility features, staking rewards, and technological infrastructure. Binance could in theory implement changes without the consent of third parties that reduce token scarcity, diminish utility, alter fee structures, or disadvantage other holders of BNB. There can be no assurance that such actions would not materially erode BNB’s market value and adversely affect the value of the Shares.

Apart from the risks of potential centralized control, the perception that the BNB Chain ecosystem and BNB are associated with Binance could cause BNB’s value to be affected by developments involving or affecting Binance. For example, in 2023 the SEC filed a lawsuit against Binance, alleging, inter alia, that the offering and sale of BNB by Binance was an unregistered securities offering. The district court’s decision in SEC v. Binance Holdings Ltd. et al., 738 F.Supp.3d 20, 48-58 (D.D.C. Aug. 23, 2024), ruled that, while the SEC’s allegations regarding the manner in which Binance offered and sold BNB as part of the initial distribution of BNB were sufficient at the motion to dismiss stage, the SEC’s complaint did not include sufficient facts to support a plausible inference that any particular secondary sales of BNB satisfy the Howey test for an investment contract. In 2025, the SEC moved to dismiss its complaint against Binance, which the court granted. In 2023, the Department of Justice, OFAC, FinCEN, and the CFTC reached a series of settlements with Binance and its founder, Changpeng Zhao (“CZ”), for charges involving violations of U.S. laws governing money laundering, sanctions, registration as a money services business, and registration under the Commodity Exchange Act, among others. If Binance were to be subject to operating restrictions or was no longer able to facilitate trading in BNB, whether due to legal or regulatory developments or for commercial, technological, or other reasons, the liquidity and market value of BNB would be negatively affected, causing the Shares to decline in value. If BNB were no longer able to be used for trading fee discounts on Binance, the demand for BNB would be negatively affected, which would likewise negatively impact BNB’s market value and therefore the value of the Shares. Likewise, negative developments, publicity, or sentiment relating to Binance or its principals could affect market demand for, and value of, BNB.

Political developments in the United States or other countries could also potentially impact the value of BNB. For example, Binance’s founder, Changpeng Zhao, has received a pardon from the current president in respect of a conviction, in a case brought by the previous administration, for inadequately implementing, while at Binance, certain anti-money laundering programs. It is impossible to know exactly how and when domestic politics in the United States could affect the value of BNB over time, however, shareholders of the Trust should be aware of the risk that political developments in the United States or other countries could affect the value of BNB, including that they could conceivably do so at some point in an adverse manner that could cause the Shares to lose value.

Changes In The Governance Structure of a Digital Asset Network or Protocol May Not Receive Sufficient Support From Users And Validators, Which May Negatively Affect That Digital Asset Network’s or Protocol’s Ability to Grow And Respond to Challenges.

The governance of some digital assets networks and protocols, such as the Bitcoin and Ethereum Networks, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of widespread consensus or clarity on that network’s or protocol’s governance, which may adversely stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges. The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the BNB Smart Chain, is formally managed and developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code.

Core developers’ roles may evolve over time, generally based on self-determined participation.

If a significant majority of users and validators were to adopt amendments to the BNB Smart Chain based on the proposals of such core developers, the BNB Smart Chain would be subject to new source code that may adversely affect the value of BNB.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on the digital asset network.

Digital Asset Networks Are Developed By a Diverse Set of Contributors And The Perception That Certain High-Profile Contributors Will No Longer Contribute to the Network Could Have an Adverse Effect on the Market Price of the Related Digital Asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors but certain identifiable and high-profile contributors may be perceived as playing an impactful role. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately twenty percent (20%) before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In another example, FTX, one of the largest Digital Asset Trading Platforms at the time, experienced a high-profile collapse in November 2022. Along with its CEO Sam Bankman-Fried and Alameda Research (a digital asset trading firm also owned by Bankman-Fried), FTX had provided substantial financial and developmental support to the Solana project. Bankman-Fried was also a strong and vocal supporter of SOL and the Solana Network. It does not appear, however, that FTX, Alameda Research, or any other Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct. The price of SOL fell severely immediately following the news of FTX’s insolvency and remained negatively affected by the perceived entanglement with FTX for some time.

In the event a high-profile contributor to the BNB Chain ecosystem, Binance or Changpeng Zhao (“CZ”), is perceived as no longer able to contribute to or be associated with the BNB Chain ecosystem due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of BNB, which could adversely impact the value of the Shares.

The Open-Source Structure of the BNB Smart Chain Protocol Means That the Core Developers and Other Contributors Are Generally Not Directly Compensated for Their Contributions in Maintaining and Developing the BNB Smart Chain Protocol. A Failure to Properly Monitor and Upgrade the BNB Smart Chain Protocol Could Damage the BNB Smart Chain and an Investment in the Trust.

The BNB Smart Chain operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to BNB development. As new BNB are not sold on an ongoing basis to generate revenue to support development activity, and the BNB Smart Chain protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the BNB Smart Chain protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the BNB Smart Chain and the core developers may lack the resources to adequately address emerging issues with the BNB Smart Chain protocol. Although the BNB Smart Chain is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets.

Alternatively, some developers may be funded by entities whose interests are not necessarily the same as that of other participants in the BNB Smart Chain. See “- BNB And The BNB Chain Ecosystem Have Links To, And May Be Controlled By, Binance And Its Principals.”. In addition, a bad actor could also attempt to interfere with the operation of the BNB Smart Chain by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the BNB Smart Chain protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the BNB Smart Chain and an investment in the Trust may be adversely affected.

Digital Assets May Have Concentrated Ownership and Large Sales or Distributions by Holders of Such Digital Assets, or Any Ability To Participate In or Otherwise Influence a Digital Asset’s Underlying Network, Could Have an Adverse Effect on the Market Price of Such Digital Asset.

As of April 2026, the largest 100 BNB wallets held approximately 82% of the BNB in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of BNB, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of BNB.

For example, the development and promotion of BNB and the BNB Smart Chain have historically been associated with Binance and entities within the broader Binance ecosystem. Although the BNB Smart Chain operates as a decentralized network utilizing a proof-of-staked-authority consensus mechanism, certain founders, early contributors, Binance-affiliated entities, or other influential participants in the Binance ecosystem may continue to hold significant amounts of BNB or otherwise exert influence over the development, governance, branding or strategic direction of the BNB Smart Chain.

The BNB Smart Chain Could Be Vulnerable to Centralization Concerns Which Could Adversely Affect the Security and Stability of the BNB Smart Chain As Well As the Value of the Shares.

In the context of blockchain networks and digital assets, although there is no universally accepted definition of “centralization,” concerns arise when a limited number of persons, entities, or software infrastructure have a disproportionate amount of control over the network’s operations or governance or could serve as a single point of failure, thereby undermining the network’s ability as a distributed system to continue functioning correctly even if some of its nodes or participants are faulty or malicious (also known as “Byzantine Fault Tolerance”). See also “-The BNB Smart Chain Could Be Vulnerable to Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect an Investment in the Trust or the Ability of the Trust to Operate.”

The BNB Smart Chain does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of BNB, although Binance does control certain functions, such as periodic burning. The source code of the BNB Smart Chain is open-source and available to the public. As of April 2026, more than 5,000 applications were built on the BNB Smart Chain. As of April 2026, bnbchain.org reports there were approximately 53 validator nodes on the BNB Smart Chain, with no single validator node directly controlling more than 6% of the aggregate stake (Source: bnbchain.org/en/bnb-staking). However, the real figure could be higher because some entities may operate multiple nodes.

Although the BNB Smart Chain operates as an open-source, distributed network, its governance and validation structure is more concentrated than certain other blockchain networks. The validator set is limited in size, and participation in block production is restricted to a relatively small number of validators selected based on staking and other criteria. As a result, control over network operations may be more concentrated among a limited group of participants than in networks with larger and more decentralized validator sets.

In addition, certain ecosystem participants, including Binance and affiliated entities, may hold significant quantities of BNB or otherwise exert influence within the BNB Chain ecosystem. Such influence may arise through token ownership, validator relationships, participation in governance processes, or ongoing involvement in the development and promotion of the network. While no single party has formal unilateral control over the network, these factors may result in a higher degree of coordination or influence than is present in more decentralized networks.

The concentration of validation power and governance influence may increase the risk that network decisions, including protocol changes, validator selection, or other operational matters, are influenced by a limited number of participants, which could adversely affect the performance, security, or perceived integrity of the BNB Smart Chain.

A Temporary or Permanent “Fork” or a “Clone” of the BNB Smart Chain Could Adversely Affect the Value of the Shares.

The BNB Smart Chain operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of BNB adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification (validators by voting, and users by staking their assets to such validators, who would generally be expected to vote in a manner consistent with the desires of the users who staked with them, although there is no formal requirement that they do so), the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the BNB Smart Chain, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the BNB Smart Chain running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

In BNB Smart Chain’s case, BNB was originally issued on Ethereum as an ERC-20 token (“ERC-20 BNB”). When the Binance Chain was developed as a standalone blockchain by Binance (“Beacon Chain”), ERC-20 BNB was migrated by minting new BNB on the Binance Chain (“Beacon Chain BNB”) in proportion to the balance of each existing ERC-20 BNB address on the Ethereum blockchain at a fixed exchange rate, with the Beacon Chain BNB being the successor asset and ERC-20 BNB being burned. Because the Beacon Chain was not designed to accommodate smart contracts and user-generated decentralized applications, a new standalone blockchain, Binance Smart Chain, was then developed to accommodate smart contract functionality and dApps. Eventually, the Beacon Chain was hard forked and merged into BNB Smart Chain, with BNB Smart Chain as the successor blockchain network and new BNB on the BNB Smart Chain issued in proportion to the balance of each existing Beacon Chain BNB wallet on the Beacon Chain at a fixed exchange rate, with BNB being the successor asset and Beacon Chain BNB no longer functional or operational after the elapsing of a sunset period.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of BNB at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the BNB Smart Chain asset and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

Shareholders May Not Receive the Benefits of Any Forks or “Airdrops.”

We refer to the right to receive any benefits arising from a fork, airdrop (defined below), or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The only crypto asset to be held by the Trust will be BNB. The Trust has adopted the following procedures to address situations involving any fork, airdrop or similar event that results in the issuance of Incidental Rights or IR Virtual Currency that the Trust may receive. The Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes BNB and which network constitutes the BNB Smart Chain. Additionally the Sponsor has committed to cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. Because the Trust will abandon any Incidental Rights and IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual

Currency. Such Incidental Rights or IR Virtual Currency will not be taken into account for purposes of determining NAV. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency that is not BNB in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders. There can be no assurance as to whether or when the Sponsor would make such a decision, or when the Exchange will seek or obtain this approval, if at all.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Neither the Trust nor the Sponsor shall be under any obligation to claim or attempt to secure or realize any economic benefit from “airdropped” assets, and the Sponsor will cause the Trust to irrevocably and permanently abandon, for no consideration, such Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency associated with the airdropped assets in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders.

In the Event of a Hard Fork of the of the BNB Smart Chain, The Sponsor Will, If Permitted By the Terms of The Trust Agreement, Use Its Discretion To Determine Which Network Should Be Considered the Appropriate Network for the Trust’s Purposes, and in Doing So May Adversely Affect the Value of the Shares.

In the event of a hard fork of the BNB Smart Chain, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the BNB Smart Chain, is generally accepted as the BNB Smart Chain and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of BNB, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, staking power, and community engagement with, the BNB Smart Chain. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, security vendors and MarketVector on what is generally accepted as BNB and should therefore be considered “BNB” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the Event Of A Hard Fork Of The BNB Smart Chain, the BNB Custodian’s Operations May Be Interrupted Or Subject To Additional Security Risks That Could Disrupt the Trust’s Ability To Process Creations And Redemptions Of Shares Or Otherwise Threaten The Security Of The Trust’s BNB Holdings.

In the event of a hard fork of the BNB Smart Chain, a BNB Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer BNB on its platform. Such a delay may be intended to permit the applicable BNB Custodian to assess the resulting versions of the BNB Smart Chain, to determine how best to securely “split” the BNB from the forked asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the applicable BNB Custodian’s operations are halted.

In addition, any losses experienced by a BNB Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Any Name Change and Any Associated Rebranding Initiative by the Core Developers of BNB May Not Be Favorably Received by the Digital Asset Community, Which Could Negatively Impact the Value of BNB and the Value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on BNB. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of BNB and the value of the Shares.

If a Malicious Actor, Group or Botnet Obtains Control of a Sufficient Amount of The Validating Power on the BNB Smart Chain, or Otherwise Obtains Control Over the BNB Smart Chain Through its Influence Over Core Developers or Otherwise, Such Actor or Botnet Could Manipulate the BNB Smart Chain to Adversely Affect the Value of the Shares or the Ability of the Trust to Operate

If a malicious actor, group or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains control over a sufficient amount of the validating power on the BNB Smart Chain, it may be able to alter the blockchain on which transactions in BNB rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions, or prevent blocks from finalizing onto the BNB Smart Chain. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control it could “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the BNB Smart Chain or the BNB community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the BNB Smart Chain.

BNB Smart Chain uses a Proof-of-Staked-Authority consensus mechanism in which 45 active validators are selected based on staking and, in each epoch, 21 consensus validators, currently 18 Cabinets and 3 Candidates, are selected to produce blocks. BNB Smart Chain’s fast-finality mechanism generally requires votes from at least a two-thirds supermajority of the relevant consensus validators to justify and finalize blocks, typically within two blocks; if fast finality is unavailable, the chain may continue to grow under probabilistic finality, and block production can continue so long as more than one-half of the relevant validators remain online. Accordingly, a malicious actor or coordinated group that obtained control of two-thirds or more of the relevant validator or fast-finality voting power could materially increase the risk of censorship, transaction reordering, and double-spend-like attacks, and could continue to participate in block production and earn transaction-fee-based rewards unless and until it is slashed, removed, or otherwise displaced. A malicious actor or coordinated group that obtained one-third or more of the relevant fast-finality voting power could impede fast finality and increase confirmation delays and reorganization risk.

BNB Smart Chain’s current slashing framework penalizes double-signing, malicious fast-finality voting, and validator unavailability.

With control of the respective threshold of relevant validator voting power on the BNB Smart Chain, it could be possible for the malicious actor to control, exclude or modify the ordering of transactions on the BNB Smart Chain and prevent the confirmation of other users’ transactions, while continuing to earn transaction-fee-based validator rewards and confirm its own blocks, for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the BNB Smart Chain or the BNB Smart Chain community did not reject the fraudulent blocks as malicious or to the extent that such bad actor did not yield its control of processing power, reversing any changes made to the BNB Smart Chain may be difficult or impossible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the BNB Smart Chain.

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the BNB Smart Chain could negatively impact the value of BNB and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the BNB Smart Chain, which could negatively impact the value of BNB and the value of the Shares.

Although there are no known reports of malicious control of the BNB Smart Chain, if groups of coordinating or connected BNB holders that together have more than 50% of outstanding BNB, were to stake that BNB and run validators, they could exert authority over the validation of BNB transactions. This risk is heightened if over 50% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of BNB, the feasibility of a malicious actor obtaining control of the validating power on the BNB Smart Chain will increase, which may adversely affect the value of BNB and the value of the Shares.

A malicious actor may also obtain control over the BNB Smart Chain through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the BNB Smart Chain, the risk that a malicious actor may be able to obtain control of the BNB Smart Chain in this manner exists. Moreover, it is possible that a group of BNB holders that together control more than 50% of outstanding BNB are in fact part of the initial or core developer group, or are otherwise influential members of the BNB Smart Chain community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding

BNB, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the BNB Smart Chain will be even greater, and should this materialize, it may adversely affect the value of the Shares.

We Face Risks Relating to The Potential Compromise of the BNB Smart Chain and Other Cryptocurrencies’ Network Security by Emerging Technologies, Including Artificial Intelligence and Quantum Computing, Which May Materially and Adversely Impact Our Operations and Financial Condition.

The security and integrity of the BNB Smart Chain and other cryptocurrency networks are fundamentally dependent on the robustness of their cryptographic algorithms. BNB and other cryptocurrencies’ protocols rely heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing, may pose significant risks to the BNB Smart Chain and other cryptocurrencies’ network security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the BNB Smart Chain and other cryptocurrencies. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms (ECDSA). A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the BNB Smart Chain.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting BNB and other cryptocurrencies’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the BNB Smart Chain and other cryptocurrency networks. There can be no assurance that BNB’s and other cryptocurrencies’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the BNB Smart Chain and other cryptocurrency networks may face challenges in adopting such technologies at scale, particularly given their decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of BNB and other cryptocurrencies and could negatively impact the Trust’s business, financial condition and results of operations.

If Validators Exit the BNB Smart Chain, It Could Increase the Likelihood of a Malicious Actor Obtaining Control.

Validators exiting the network could make the BNB Smart Chain more vulnerable to a malicious actor obtaining control of a large percentage of staked BNB, which might enable them to manipulate the BNB Smart Chain by censoring or manipulating specific transactions, as discussed previously. If the BNB Smart Chain suffers such an attack, the price of BNB could be negatively affected, and a loss of confidence in the BNB Smart Chain could result. Any reduction in confidence in the transaction confirmation process or staking power of the BNB Smart Chain may adversely affect an investment in the Trust.

The BNB Smart Chain uses a proof-of-staked-authority consensus mechanism which differs from traditional proof-of-work and pure proof-of-stake models in that a limited number of validators are selected to produce blocks based on a combination of staking and reputation. Because the active validator set is limited in size relative to some other blockchain networks, control over a relatively small number of validator positions could enable coordinated actors to exert disproportionate influence over the network. If a malicious actor were to obtain control over, or collude with, a sufficient number of validators participating in the proof-of-staked-authority consensus mechanism, such actor could potentially censor transactions, reorder transactions, delay block production, or otherwise interfere with the normal operation of the BNB Smart Chain. Similarly, if a significant number of validators were to cease participation simultaneously, whether due to technical failures, regulatory developments, economic disincentives, or coordinated action, the resulting reduction in validator participation could lower the effective security threshold of the network and increase the feasibility of a malicious actor obtaining control. Any such successful attack, prolonged network instability, or perception that the validator structure is insufficiently decentralized could adversely affect market confidence in BNB, decrease the price of BNB, and negatively impact the value of the Shares, and the performance of the Trust.

Blockchain Technologies Are Based on Theoretical Conjectures As to the Impossibility of Solving Certain Cryptographical Puzzles Quickly. These Premises May Be Incorrect or May Become Incorrect Due to Technological Advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the BNB Smart Chain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the BNB Smart Chain, could quickly collapse, and an investment in the Trust may be adversely affected.

MarketVector Has Analyzed BNB Trading Platform Data and Developed Insights That Have Informed Marketvector’s Understanding of the BNB Market and the Design of the Trust. If Such Data or Insights Are Inaccurate or Incorrect, the Value of an Investment in the Trust May Be Adversely Affected.

MarketVector has relied upon BNB market data in developing its analysis of the BNB market. This analysis has informed MarketVector’s understanding of the BNB market, the design of the Trust and the design of the MarketVectorTM BNB Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

Smart Contracts, Including Those Relating to DeFi Applications, Are a New Technology and Their Ongoing Development and Operation May Result in Problems, Which Could Reduce the Demand for BNB or Cause a Wider Loss Of Confidence in the BNB Smart Chain, Either of Which Could Have an Adverse Impact on the Value of BNB.

Smart contracts are programs that run on the BNB Smart Chain and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding on the Ethereum network, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of ETH reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ETH being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. In another example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana Networks led to a $320 million theft of Ethereum. Other smart contracts, such as bridges between blockchain networks and decentralized finance (“DeFi”) protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of BNB, just as they have for other digital assets like Ethereum.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the BNB Smart Chain, and smart contracts relating to DeFi applications currently represent a significant source of demand for BNB. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the BNB Smart Chain and represent a significant source of demand for BNB, public confidence in the BNB Smart Chain itself could be negatively affected, such sources of demand could diminish and the value of BNB could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Popular Decentralized Applications Running on the BNB Smart Chain May Cease To Operate or May Migrate to Competing Blockchains, Which May Negatively Impact the Price of BNB and Make the BNB Smart Chain Network Less Attractive.

Certain decentralized applications currently running on the BNB Smart Chain may cease operations due to regulatory concerns, lawsuits, or a decline in demand. Additionally, such decentralized applications may also migrate away from the BNB Smart Chain to an alternative competing blockchain.

Validation on the BNB Smart Chain Is Subject to Risks, including Staking Liquidity and Operational Uncertainty on the BNB Smart Chain.

Validation on the BNB Smart Chain requires BNB to be transferred into smart contracts on the underlying BNB Smart Chain not under the Trust’s or anyone else’s control. If the BNB Smart Chain source code or protocol fails to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the BNB Smart Chain dictates requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly.

The BNB Smart Chain imposes slashing penalties for specified validator misconduct, including downtime, double-signing and malicious fast-finality voting. Under the current protocol, slashing may reduce a validator’s self-delegated BNB and may result in the validator being jailed or removed from the active validator set. Delegated BNB is not directly slashed under the current rules, although delegators may lose staking rewards while a validator is jailed or otherwise unable to participate in block production. Slashing thresholds and penalty amounts are protocol parameters and may change through governance processes.

The Sponsor is responsible for assessing, managing, and periodically reviewing the Trust’s liquidity risk annually. In conducting the liquidity risk assessment, the Sponsor considers all relevant risks, including the Trust’s investment strategy and liquidity during normal and stressed conditions and the Trust’s holdings of cash and cash equivalents and determines whether any adjustments to the management of the Trust’s liquidity risk are necessary. Potential adjustments may include increasing the amount of BNB kept readily available to meet redemption requests.

The BNB Smart Chain requires the payment of base fees and the practice of paying prioritization fees is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of BNB. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the BNB Smart Chain’s adoption or the price of BNB. Any disruption of validation on the BNB Smart Chain could interfere with network operations and cause the BNB Smart Chain to be less attractive to users and application developers than competing blockchain networks, which could cause the price of BNB to decrease. The limited liquidity during the “activation” or “de-activation” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the BNB Smart Chain to be less attractive to users and application developers than competing blockchain networks, which could cause the price of BNB to decrease.

Proof-Of-Stake Blockchains Are a Relatively Recent Innovation, and Have Not Been Subject to As Widespread Use or Adoption Over As Long Of A Period Of Time As Traditional Proof-Of-Work Blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Some newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake-authority.” While their proponents believe that they may have certain advantages, the “proof-of-stake-authority” consensus mechanisms and governance systems underlying some newer blockchain protocols, including the BNB Smart Chain, and their associated digital assets – including the BNB held by the Trust – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake-authority blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Operational Cost May Exceed The Award For Validating Transaction, And Increased Transaction Fees May Adversely Affect The Usage Of The BNB Smart Chain.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the BNB Smart Chain. This may result in decreased usage and limit expansion of the BNB Smart Chain in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new BNB and costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the BNB Smart Chain and could adversely affect the value of the BNB held by the Trust.

As a result of BNB’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees.

An acute cessation of validator operations would reduce the collective processing power on the BNB Smart Chain, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of the relevant threshold of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

A Large Validator Exit Could Lead To Congestion and Deactivation Delays On The BNB Smart Chain.

A recent incident on the Ethereum blockchain illustrates the potential impact of a large validator initiating a mass exit from the BNB Smart Chain. In September 2025, Kiln, a major staking provider with over $15 billion in assets staked across multiple networks, exited all 51,000 of its Ethereum validators following a security breach involving its API. This decision led to a 150% spike in Ethereum’s validator exit queue, increasing the total queued Ethereum to 2.6 million Ethereum and extending unbonding times on the Ethereum blockchain to over 45 days.

Although BNB’s staking architecture differs from Ethereum’s, similar risks may arise in the event of a large validator exit. A mass exit and withdrawal of staked assets by a major validator or validators could result in congestion in the deactivation queue and delayed deactivation of staked BNB. In addition, a mass exit could also lead to disruption of earning staking rewards if there is a prolonged deactivation period, during which staked BNB will not earn any new staking rewards and will not be able to be restaked until the deactivation period ends.

These risks may materially and adversely affect the Trust’s ability to accurately value its BNB holdings. There can be no assurance that validator-related disruptions will not occur or that their impact will be limited.

Risks Associated with the Digital Asset Markets

Recent Developments in the Digital Asset Economy Have Led to Extreme Volatility and Disruption in Digital Asset Markets, a Loss of Confidence in Participants of the Digital Asset Ecosystem, Significant Negative Publicity Surrounding Digital Assets Broadly and Market-Wide Declines in Liquidity.

In the fourth quarter of 2022 and through the date of this Report, digital asset prices have experienced significant fluctuations. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds, and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX was also under investigation by the

SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe, and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco, (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York. In September 2025, Gemini and the SEC reached a preliminary settlement to resolve the lawsuit over the Gemini Earn program, with the SEC closing its investigation without pursuing enforcement action, and the action was dismissed with prejudice in January 2026.

These events led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s dismissed with prejudice in May 2025. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice. In March 2025, Kraken and the SEC entered into a joint stipulation to dismiss the case with prejudice Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending, and staking.

On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets.

On March 17, 2026, the SEC issued a Commission-level interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The SEC interpretation provides a taxonomy for digital commodities, digital collectibles, digital tools, stablecoins and digital securities; addresses how a “non-security crypto asset” may become subject to, and how it may cease to be subject to, an investment contract; and clarifies the application of federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. The interpretation lists 18 crypto assets that, as of the date of the release, qualify as digital commodities, including BTC, ETH, SOL and XRP. The interpretation notes 16 of these crypto assets currently underlie futures contracts that have been made available to trade on a designated contract market operating under the regulatory oversight of the CFTC, but that it is not necessary that a crypto asset underlie such a futures contract to be a digital commodity. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the SEC’s interpretation. Under the SEC’s interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market-and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including BNB, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services. Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of BNB, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The Value of the Shares Relates Directly to the Value of BNB, the Value of Which May Be Highly Volatile and Subject to Fluctuations Due to a Number of Factors.

The value of the Shares relates directly to the value of the BNB held by the Trust and fluctuations in the price of BNB could adversely affect the value of the Shares. The market price of BNB may be highly volatile, and subject to a number of factors, including:

●	an increase in the global BNB supply that is publicly available for trading or a decrease in global BNB demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●	the adoption of BNB as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the BNB Smart Chain, and their ability to meet user demands;

●	manipulative trading activity on digital asset exchanges, which, in many cases, are largely unregulated;

●	the needs of decentralized applications, smart contracts, their users, and users of the BNB Smart Chain generally for BNB to pay gas fees to execute transactions;

●	forks in the BNB Smart Chain, particularly where changes to the BNB Smart Chain source code are either not well-received by key constituencies within the BNB community or are not successfully executed or implemented and fail to achieve the functionality such changes were intended to bring about;

●	governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the BNB Smart Chain, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions;

●	increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are
36

able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the BNB Smart Chain;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or BNB, and digital asset exchange rates;

●	consumer preferences and perceptions of BNB specifically and digital assets generally, the BNB Smart Chain relative to competing blockchain protocols, and BNB relative to competing digital assets;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●	business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors in BNB;

●	a “short squeeze” resulting from speculation on the price of BNB, if aggregate short exposure exceeds the number of shares available for purchase;

●	an active derivatives market for BNB or for digital assets generally;

●	monetary policies of governments, legislation or regulation, tariffs, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of BNB as a form of payment or the purchase of BNB on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;

●	fees associated with processing a BNB transaction and the speed at which BNB transactions are settled;

●	the maintenance, troubleshooting, and development of (or lack thereof) the BNB Smart Chain including by validators and developers worldwide;

●	the ability for the BNB Smart Chain to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the BNB Smart Chain and BNB transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset trading platforms;

●	interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the BNB Smart Chain;

●	decreased confidence in digital assets and digital assets trading platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;
37

●	increased competition from other forms of digital assets or payment services; and

●	the Trust’s own acquisitions or dispositions of BNB, since there is no limit on the number of BNB that the Trust may acquire.

Although returns from investing in BNB have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that BNB will maintain its value in the long, intermediate, short, or any other term. In the event that the price of BNB declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of the Shares of the Trust are represented by the MarketVectorTM BNB Benchmark Rate that may also be subject to momentum pricing due to speculation regarding future appreciation in value of BNB, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of BNB has resulted, and may continue to result, in speculation regarding future appreciation in the value of BNB, inflating and making the MarketVectorTM BNB Benchmark Rate more volatile. As a result, BNB may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the MarketVectorTM BNB Benchmark Rate and could adversely affect the value of the Trust.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the BNB Smart Chain, nor will the Trust seek to avoid or mitigate losses from declines in the BNB price. Furthermore, the impact of the expansion of the Trust’s BNB holdings on the digital asset industry and the BNB Smart Chain is uncertain. A decline in the popularity or acceptance of the BNB Chain ecosystem, or the value of BNB, would harm the value of the Trust.

Digital Asset Networks Face Significant Scaling Challenges and Efforts to Increase the Volume and Speed of Transactions May Not Be Successful.

Many digital asset networks, including the BNB Smart Chain, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. Achieving decentralization may mean that every single node on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. However, this may involve tradeoffs from an efficiency perspective, and impose constraints on throughput. A digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. For example, opBNB is an Optimistic Rollup, a layer-2 scaling solution whereby nodes process transactions off chain and then submit them to the BNB Smart Chain. Transactions processed by the nodes are assumed to be valid, but are subject to a seven-day “challenge period” during which users can raise challenges against the validity of the transactions. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. Since September 2020, BNB transaction fees have averaged $0.178 per transaction. As of April 2026, the BNB Smart Chain handled approximately 119 transactions per second (tokenterminal.com). Increased fees and decreased settlement speeds could preclude certain uses for BNB (e.g., micropayments) and could reduce demand for, and the price of, BNB, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of BNB Smart Chain transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

If the Digital Asset Award or Transaction Fees for Recording Transactions on the BNB Smart Chain Are Not Sufficiently High to Incentivize Validators, or If Certain Jurisdictions Continue To Limit or Otherwise Regulate Validating Activities, Validators May Cease Expanding Validating Power or Demand High Transaction Fees, Which Could Negatively Impact the Value of BNB and the Value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the BNB Smart Chain are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the BNB Smart Chain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Over the past several years, digital asset validating operations have evolved from individual users validating with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●	A reduction in the digital assets staked by validators on the BNB Smart Chain could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “-The BNB Smart Chain could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the trust or the ability of the trust to operate.”

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the BNB Smart Chain or a software upgrade automatically charges fees for all transactions on the BNB Smart Chain, the cost of using BNB may increase and the marketplace may be reluctant to accept BNB as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the BNB Smart Chain and force users to pay higher fees, thus reducing the attractiveness of the BNB Smart Chain. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the BNB Smart Chain, the BNB Chain ecosystem, the value of BNB, and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the BNB Smart Chain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee.

●	Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the BNB Smart Chain and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for BNB or cash with Authorized Participants.

●	During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the BNB Smart Chain, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the BNB Smart Chain, which may diminish its use. Users or other stakeholders on the BNB Smart Chain could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the BNB Smart Chain generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the BNB Smart Chain among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of BNB and the value of the Shares.

Due To the Unregulated Nature and Lack of Transparency Surrounding the Operations of BNB Trading Platforms, Which May Be Subject to Regulation in a Relevant Jurisdiction But May Not Be Complying, They May Experience Fraud, Manipulation, Security Failures or Operational Problems, Which May Adversely Affect the Value of BNB and, Consequently, the Value of The Shares.

Digital asset trading platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many operate outside the United States. Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset trading platforms do not provide this information. As a result, the marketplace may lose confidence in digital asset trading platforms, including prominent trading platforms that handle a significant volume of BNB trading.

Many digital asset trading platforms, both in the United States and abroad, are unlicensed, unregulated, may be subject to regulation in a relevant jurisdiction but may not be complying, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022, one report claimed that trading volumes on digital asset trading platforms were inflated by over 70% due to false non-economic trades, with specific focus on unlicensed trading platforms located outside the United States. Such reports may indicate that the digital asset trading platform market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the digital asset trading platform market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices could adversely affect the values of BNB and/or negatively affect the market perception of BNB, which could in turn adversely impact the value of the Trust.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period.

In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and BNB are different assets, BNB prices may be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The BNB market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many BNB trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of BNB on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all.

Negative perception, a lack of stability and standardized regulation in the BNB market and/or the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the BNB Smart Chain and result in greater volatility in the prices of BNB. Furthermore, the closure or temporary shutdown of a BNB trading platform used in calculating the Index price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a digital asset trading platform’s failure could adversely affect the value of the Shares.

BNB Trading Platforms May Be Exposed to Fraud and Manipulation

The SEC has identified possible sources of fraud and manipulation in the BNB market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in BNB manipulating BNB pricing; (3) hacking of the BNB Chain ecosystem and trading platforms; (4) malicious control of the BNB Smart Chain; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in BNB, new sources of demand for BNB) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of BNB may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at BNB trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders. The use or presence of such acts and practices in the BNB market could, for example, falsely inflate the volume of BNB present in the BNB market or cause distortions in the price of BNB, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by digital asset markets, or may not exist at all. Many digital asset markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of BNB on digital asset markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of ETH from Bybit. Shortcomings or ultimate failures of larger digital asset trading platforms are more likely to have contagion effects on the digital asset ecosystem, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest digital asset trading platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, digital asset trading platforms have been a subject of enhanced regulatory and enforcement scrutiny, and digital asset markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. These incidents have resulted in renewed concerns over the security of digital asset platforms.

The potential consequences of a digital asset trading platform failure or failure to prevent market manipulation could adversely affect the value of the Shares. Manipulative trading or market abuse could create artificial or distorted prices, cause a loss of investor confidence in BNB, adversely impact pricing trends in BNB markets broadly, and cause losses from an investment in Shares of the Trust.

In addition, negative perception, a lack of stability and standardized regulation in the digital asset markets, and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches, or government mandated regulation, and associated losses by customers, may reduce confidence in the BNB Smart Chain and result in greater volatility or decreases in the prices of BNB. Furthermore, the closure or temporary shutdown of a digital asset exchange used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset exchange’s failure could adversely affect the value of the Shares.

BNB Trading Platforms May Be Exposed to Front-Running

BNB trading platforms on which BNB trades may be susceptible to “front-running,” which refers to the process when someone uses access to confidential information, or technology or market advantage, to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running can occur via manipulation of transaction validation processes, or the theft or misappropriation of confidential information by insiders. To the extent that front-running occurs in BNB markets, it may result in concerns as to the price integrity of digital asset exchanges and digital assets more generally.

BNB Trading Platforms May Be Exposed to Wash Trading

BNB trading platforms on which BNB trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the global digital asset trading market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of BNB and/or negatively affect the market perception of BNB. If they were to affect trading at a trading platform which is used to calculate the MarketVectorTM BNB Benchmark Rate, they could cause the Trust’s NAV to be calculated incorrectly and cause Shareholders to suffer losses. See “-The MarketVectorTM BNB Benchmark Rate may be affected by manipulative or fraudulent practices in the global BNB market or at constituent platforms.”

To the extent that wash trading either occurs or appears to occur in BNB trading platforms on which BNB trades, investors may develop negative perceptions about BNB and the digital assets industry more broadly, which could adversely impact the price of BNB and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Competition From Central Bank Digital Currencies And Emerging Payments Initiatives Involving Financial Institutions Could Adversely Affect The Value Of BNB And Other Digital Assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, BNB and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, BNB. As a result of any of the foregoing factors, the value of BNB could decrease, which could adversely affect an investment in the Trust.

Prices Of BNB May Be Affected Due To Stablecoins (Including Tether And US Dollar Coin (“USDC”)), The Activities Of Stablecoin Issuers And Their Regulatory Treatment.

While the Trust does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the BNB market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past impacted prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the BNB market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for BNB, could cause artificial rather than genuine demand for BNB, artificially inflating the price of BNB, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether (the “NYAG Settlement Order”). The NYAG Settlement Order states that Bitfinex and Tether are under common ownership and management. Among other things, the NYAG Settlement Order asserts that Tether’s operators made a series of loans of some of the fiat currency reserves backing Tether stablecoins to Bitfinex, which Bitfinex used in its business, including to bridge liquidity difficulties it faced after Bitfinex lost a substantial amount of customer cash due to the actions of a payment processor it employed. In return, Bitfinex gave Tether a receivable promising to pay the funds back. The NYAG Settlement Order finds, among other things, that representations Tether’s operators made that each Tether stablecoin was backed 1:1 by fiat currency reserves were fraudulent under New York’s Martin Act, because some of the fiat currency reserves were replaced by a receivable issued by an affiliate (Bitfinex) without disclosure to the market. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the BNB market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”)

receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for BNB. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including BNB), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or new legislation, such as the Guiding and Establishing National Innovation for U.S. Stablecoins Act which prohibits the use of payment stablecoins unless the issuers obtain certain licenses and comply with various regulatory and other requirements, or the removal or migration of prominent stablecoins away from the BNB Smart Chain, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the BNB market, and affect the value of BNB, and in turn impact an investment in the Shares. Given Bitfinex has in the past been, and is currently, a component of the MarketVectorTM BNB Benchmark Rate and Bitfinex and Tether are understood to be under common ownership and management, problems with Tether specifically could potentially affect pricing of transactions on Bitfinex or otherwise disrupt Bitfinex’s operations.

Competition From the Emergence or Growth of Other Digital Assets or Methods of Investing in BNB Could Have a Negative Impact on the Price of BNB and Adversely Affect the Value of the Shares.

As of April 22, 2026, BNB was the fifth (5th) largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of April 2026, the digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2.6 trillion (including the approximately $87 billion market cap of BNB), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. BNB faces competition from a wide range of digital assets, including Bitcoin and Ethereum. BNB is also supported by fewer regulated trading platforms than more established digital assets, such as Bitcoin and Ethereum, which could impact its liquidity. In addition, BNB is in direct competition with other smart contract platforms, such as Ethereum, Polkadot, Avalanche, and Cardano. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as EOS, Tezos, Tron, and numerous others, could have a negative impact on the demand for, and price of, BNB and thereby adversely affect the value of the Shares. If other blockchain networks with smart contracts or similar capabilities better meet the needs of users, application developers, and/or validators, whether due to higher performance or otherwise, or prove to be more popular than BNB for any reason, it could lead to less activity on the BNB Smart Chain and lower demand for BNB, causing the price of BNB and the value of the Shares to decline.

Investors may invest in BNB through means other than the Shares, including through direct investments in BNB and other potential financial vehicles, possibly including securities backed by or linked to BNB and digital asset financial vehicles similar to the Trust, or other futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in BNB directly, which could limit the market for, and reduce the liquidity of, the Shares. In particular, the Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot BNB products, among other digital asset vehicles, several of which have applications pending before the SEC or that have already received SEC approval. The SEC and CFTC have also issued a joint staff statement providing the respective staffs’ view, that current law does not prohibit SEC-or CFTC-registered exchanges from facilitating trading of certain spot crypto asset products, which may expose the Trust to additional types of competition. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including the Trust’s timing in entering the market relative to competing spot BNB exchange-traded products, its fee structure relative to those competing products and potentially new platforms for investing in BNB. The Trust’s competitors may offer a more liquid secondary market for their shares, and/or may charge a substantially lower fee than the Sponsor’s Fee or expense ratio now or in the future. If the Trust fails to continue to maintain or grow sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the shareholders. Furthermore, the Trust may fail to continue to attract adequate liquidity in the secondary market due to such competition, resulting in a small number of Authorized Participants willing to make a market in the Shares, which in turn could result in the Shares trading at a significant premium or discount for extended periods. Likewise, market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to gain exposure to BNB through other vehicles, rather than the Trust. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of BNB are formed and represent a significant proportion of the demand for BNB, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding BNB, could negatively affect the Index, the Trust’s BNB holdings, the price of the Shares, the net asset value of the Trust and the NAV.

The Digital Asset Markets Follow Trends, Certain Trends May Favor Certain Blockchains Over Others, a Trend Change Could Affect the Popularity of the BNB Chain Ecosystem.

There are periods in which certain activities or products in the digital asset markets experience heightened popularity. For example in 2021 there was an increased interest around non-fungible tokens and high-ticket sales, such as the $69 million dollar sale of digital artist Beeple’s work at Christie’s helped to bring attention to the Ethereum blockchain.

Similarly, meme coins have experienced exponential growth with the market capitalization of meme coins increasing from $20 billion in January 2024 to $120 billion by early December 2024. Although the Sponsor is not aware of any affiliation between the BNB Smart Chain itself and memecoins that are issued by third party applications built on the BNB Smart Chain, memecoin applications, like any other application built on the BNB Smart Chain, create demand for BNB to pay transaction fees to record changes of state within the application on the BNB Smart Chain. Accordingly, if the memecoin trend were to slow or stop for any reason, it could negatively impact the demand for BNB and thus the BNB price.

Congestion or Delay on the BNB Smart Chain May Delay Purchases or Sales of BNB by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion on the BNB Smart Chain. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the BNB Smart Chain. Any delay in the BNB Smart Chain could affect an Authorized Participant’s ability to buy or sell BNB at an advantageous price resulting in decreased confidence in the BNB Smart Chain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the BNB Smart Chain and the value of the Trust would be adversely affected.

The BNB Smart Chain has experienced prior network disruptions and temporary suspensions of activity. For example, in October 2022, the BNB Smart Chain was temporarily halted following the detection of a cross-chain bridge exploit, and block production was paused while validators coordinated to implement fixes and upgrades. In addition, from time to time, the BNB Smart Chain has experienced periods of elevated congestion during times of increased network usage, including during periods of heightened decentralized finance and token issuance activity, which have resulted in slower transaction processing times and higher transaction fees. While such incidents have generally been resolved within a short period of time, there can be no assurance that future system failures, security incidents, validator coordination issues, or network congestion events will be resolved promptly or without market impact. Any prolonged outage, repeated disruptions, or material degradation in network performance could reduce user and validator confidence in the BNB Smart Chain, negatively affect the market price of BNB, and adversely impact the value of the Shares and the Trust.

The SEC Has Approved Generic Listing Standards For Commodity-based Trust Shares And May Approve Other Applications Under Rule 19b-4 Of The Exchange Act To List Competing Digital Assets As Exchange-traded Products, Which Could Reduce Demand For, And The Price Of, BNB And Adversely Impact The Value Of The Shares.

In September 2025, the SEC approved Generic Listing Standards for Commodity-Based Trust Shares, pursuant to which national securities exchanges may list and trade qualifying spot commodity-based exchange-traded products, including those holding digital assets, without first submitting a separate proposed rule change under Section 19(b) of the Exchange Act, provided specified eligibility criteria are satisfied. If applications to list spot digital asset exchange-traded products, other than those which hold BNB, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, BNB could be reduced. The availability of SEC-approved Generic Listing Standards could reduce regulatory barriers to entry, accelerate the introduction of competing digital asset exchange-traded products, and increase competition for investor capital allocated to digital asset investment vehicles. Such reduced demand could in turn negatively affect the Index price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV, and the Principal Market NAV per Share. Increased competition could also result in fee compression, reduced scale, diminished secondary market liquidity, or reduced trading spreads for the Trust relative to competing products. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares. There can be no assurance that BNB will satisfy the eligibility criteria under the Generic Listing Standards at the same time as, or prior to, other digital assets, or that the Trust will benefit from the availability of such standards to the same extent as competing products.

Digital Asset Treasury Companies Risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including BNB.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as BNB, when prices are rising and they may sell such assets when prices are decreasing, potentially making BNB more expensive in a rising market and then causing downward pressure on BNB prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for BNB. Negative events or sentiment surrounding digital asset treasury companies could affect the market for BNB. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of BNB (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

A Decline in the Adoption of BNB or the BNB Smart Chain could Negatively Impact the Trust.

The Sponsor will not have any strategy relating to the development of BNB and the BNB Smart Chain. However, a lack of expansion in usage of BNB and the BNB Smart Chain could adversely affect an investment in Shares. The further development and acceptance of the BNB Smart Chain, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance or usage of the BNB Smart Chain may adversely affect the price of BNB and therefore an investment in the Shares. The further adoption of BNB will require growth of the BNB Smart Chain. Adoption of BNB will also require an accommodating regulatory environment. The use of digital assets such as BNB to, among other things, buy and sell goods or services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. The BNB Smart Chain is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Today, speculators make up a significant portion of users of BNB and other cryptocurrencies. Certain merchants and major retail and commercial businesses have only recently begun accepting BNB as a means of payment for goods and services. Speculation may contribute to outsized price volatility, which in turn can make BNB less attractive to merchants and commercial parties as a means of payment. A lack of expansion by BNB into retail and commercial markets or a contraction of such use may result in a reduction in the price of BNB, which could adversely affect an investment in the Trust. In addition, there is no assurance that BNB will maintain its value over the long term. The price of BNB is subject to risks related to its usage. Even if growth in BNB Smart Chain adoption occurs in the near or medium term, there is no assurance that BNB usage will continue to grow over the long term. A contraction in use of BNB may result in increased volatility or a reduction in the price of BNB, which would adversely impact the value of the Trust.

The Price of BNB May Become Closely Related with Other Asset Classes.

Returns from investing in BNB have at times diverged from and/or have not been correlated with those associated with other asset classes, but there can be no assurance that there will be any such divergence, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that BNB will maintain its value in the long, intermediate, short, or any other term. In the event that the price of BNB declines, the value of the Trust is likely to decline proportionately.

Risks Associated with the MarketVectorTM BNB Benchmark Rate

The MarketVectorTM BNB Benchmark Rate Has A Limited History.

The MarketVectorTM BNB Benchmark Rate was developed by MarketVector and has a limited history. MarketVector has substantial discretion at any time to change the methodology used to calculate the MarketVectorTM BNB Benchmark Rate, including the constituent trading platforms that contribute prices to the Trust’s NAV. MarketVector does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the MarketVectorTM BNB Benchmark Rate will appropriately track the price of BNB in the future.

The MarketVectorTM BNB Benchmark Rate is based on various inputs which may include price data from various third-party trading platforms and markets. MarketVector does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The MarketVectorTM BNB Benchmark Rate could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The MarketVectorTM BNB Benchmark Rate Could Fail To Track The Global BNB Price, And A Failure Of The MarketVectorTM BNB Benchmark Rate Could Adversely Affect the Value Of The Shares.

Although the MarketVectorTM BNB Benchmark Rate is intended to accurately capture the market price of BNB, third parties may be able to purchase and sell BNB on public or private markets not included among the BNB trading platforms used in calculating the MarketVectorTM BNB Benchmark Rate, and such transactions may take place at prices materially higher or lower than the

MarketVectorTM BNB Benchmark Rate. Moreover, there may be variances in the prices of BNB on the various BNB trading platforms used in calculating the MarketVectorTM BNB Benchmark Rate, including as a result of differences in fee structures or administrative procedures on different trading platforms. While the MarketVectorTM BNB Benchmark Rate provides a U.S. dollar-denominated composite index for the price of BNB based on, at any given time, the prices on each such constituent trading Platform or pricing source may not be equal to the value of a BNB as represented by the Index. It is possible that the price of BNB on the BNB trading platforms could be materially higher or lower than the MarketVectorTM BNB Benchmark Rate price. To the extent the MarketVectorTM BNB Benchmark Rate price differs materially from the actual prices available on a BNB trading platform used to calculate it, or the global market price of BNB, the price of the Shares may no longer track, whether temporarily or over time, the global market price of BNB, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of BNB. To the extent such prices differ materially from the MarketVectorTM BNB Benchmark Rate, investors may lose confidence in the Shares’ ability to track the market price of BNB, which could adversely affect the value of the Shares.

If the MarketVectorTM BNB Benchmark Rate is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of BNB, the price of the Shares may no longer track, whether temporarily or over time, the global market price of BNB, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of BNB. To the extent such prices differ materially from the market price for BNB, investors may lose confidence in the Shares’ ability to track the market price of BNB, which could adversely affect the value of the Shares.

The MarketVectorTM BNB Benchmark Rate Used to Calculate the Value of the Trust’s BNB May Be Volatile, Adversely Affecting the Value of the Shares.

The price of BNB on public digital asset trading platforms has a limited history, and during this history, BNB prices on the digital asset markets more generally, and on digital asset exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the MarketVectorTM BNB Benchmark Rate is designed to limit exposure to the interruption of individual digital asset trading platforms, the MarketVectorTM BNB Benchmark Rate, and the price of BNB generally, remains subject to volatility experienced by digital asset trading platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible BNB trading platforms is limited, the MarketVectorTM BNB Benchmark Rate will necessarily be composed of a limited number of BNB trading platforms. If a BNB trading platform were subjected to regulatory, volatility or other pricing issues, in the case of the MarketVectorTM BNB Benchmark Rate, the calculation agent would have limited ability to remove such BNB trading platform from the MarketVectorTM BNB Benchmark Rate, which could skew the price of BNB as represented by the MarketVectorTM BNB Benchmark Rate. Trading on a limited number of BNB trading platform may result in less favorable prices and decreased liquidity of BNB and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring BNB required for the creation of Baskets may increase the market price of BNB on the digital asset markets, which will result in higher prices for the Shares. Increases in the market price of BNB may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of BNB that may result from increased purchasing activity of BNB connected with the issuance of Baskets. Consequently, the market price of BNB may decline immediately after Baskets are created. Decreases in the market price of BNB may also occur as a result of sales in secondary markets by other market participants. If the Index price declines, the value of the Shares will generally also decline.

The MarketVectorTM BNB Benchmark Rate May Be Affected by Manipulative or Fraudulent Practices in the Global BNB Market or at Constituent Trading Platforms.

The global BNB market may be subject to fraud and manipulation see “-Due to the unregulated nature and lack of transparency surrounding the operations of BNB trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of BNB and, consequently, the value of the Shares,” and the MarketVectorTM BNB Benchmark Rate may be affected to the extent they cause global prices of BNB to be subject to factors other than bona fide market forces.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the MarketVectorTM BNB Benchmark Rate. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate. Additionally, between August and

September 2016, the CFTC order finds that a former Coinbase employee intentionally placed buy and sell orders in the Litecoin/Bitcoin trading pair on GDAX, which he intended to match with one another and result in no loss or gain while creating the appearance of liquidity and trading interest in Litecoin. Ultimately, the transactions resulted in wash transactions that depicted a misleading picture of the Litecoin/Bitcoin market. It is possible that similar phenomena could affect trading platforms facilitating trading in BNB.

Fraudulent and manipulative trading practices remain a risk at many cryptocurrency trading platforms. To the extent they occur at constituent trading platforms used to calculate the MarketVectorTM BNB Benchmark Rate, they could cause the MarketVectorTM BNB Benchmark Rate to report inaccurate prices of BNB, causing the NAV of the Trust to be calculated incorrectly and thereby causing Shareholders to suffer losses.

The Index Administrator Could Experience System Failures Or Errors.

If the computers or other facilities of the index administrator, data providers, and/or relevant constituent BNB platforms malfunction for any reason, calculation, and dissemination of the MarketVectorTM BNB Benchmark Rate may be delayed. Errors in the MarketVectorTM BNB Benchmark Rate data, the MarketVectorTM BNB Benchmark Rate computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to errors in the MarketVectorTM BNB Benchmark Rate, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

The MarketVectorTM BNB Benchmark Rate Price Being Used to Determine the Net Asset Value of the Trust May Not Be Consistent with GAAP. To the Extent That the Trust’s Financial Statements Are Determined Using a Different Pricing Source That Is Consistent With GAAP, the Net Asset Value Reported in the Trust’s Periodic Financial Statements May Differ, in Some Cases Significantly, from the Trust’s Net Asset Value Determined Using the MarketVectorTM BNB Benchmark Rate Pricing.

The Trust will determine the net asset value of the Trust on each Business Day based on the value of BNB as reflected by the MarketVectorTM BNB Benchmark Rate. The methodology used to calculate the MarketVectorTM BNB Benchmark Rate to value BNB in determining the net asset value of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the MarketVectorTM BNB Benchmark Rate is deemed inconsistent with GAAP, the Trust will utilize a GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s management fee and other expenses borne by the Trust will be determined using the Trust’s net asset value determined daily based on the MarketVectorTM BNB Benchmark Rate. Such net asset value of the Trust determined using the MarketVectorTM BNB Benchmark Rate may differ, in some cases significantly, from the net asset value reported in the Trust’s periodic financial statements.

The Sponsor Can Remove the MarketVectorTM BNB Benchmark Rate and Use Different Pricing or Valuation Methodology Instead.

Under the Trust Agreement, the Sponsor has the exclusive authority to select, remove, change, or replace the pricing or valuation methodology or policies used to value the Trust’s assets and determine NAV and NAV per Share, in its sole discretion. The Sponsor has the right to change the pricing source used to determine NAV and NAV per Share from the MarketVectorTM BNB Benchmark Rate to a different source or index. To the extent that there are material changes to the pricing or valuation methodology or policies or the pricing source described within this paragraph, notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

Intellectual Property Rights Claims May Adversely Affect the Trust and the Value Of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding BNB. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of BNB. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its BNB. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its BNB. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risks Associated with Investing in the Trust

The Value Of the Shares May Be Influenced by a Variety of Factors Unrelated to the Value Of BNB.

The value of the Shares may be influenced by a variety of factors unrelated to the price of BNB and the BNB trading platforms included in the MarketVectorTM BNB Benchmark Rate that may have an adverse effect on the price of the Shares. These factors include the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, including due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares and storage of BNB have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses, and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the BNB Accounts, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss, or damage of its assets;

●	Service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or

●	If the BNB Smart Chain introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the BNB Smart Chain may increase the potential for BNB to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Trust Is Subject to Market Risk.

Market risk refers to the risk that the market price of BNB held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

An Investment in Shares of the Trust Is Different From Directly Owning BNB.

The market value of Shares of the Trust may not have a direct relationship with the prevailing price of BNB, and changes in the prevailing price of BNB similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased BNB directly. The differences in performance may be due to factors such as fees, transaction costs, proceeds from staking activities, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning BNB directly, such as the right to claim airdrops.

Redemption Liquidity Risk.

The Trust may be unable to satisfy redemption requests in a timely manner if the volume of such requests exceeds the portion of its BNB holdings. In such circumstances, investors seeking to redeem their shares may experience delays, particularly during periods of heightened market volatility, Exchange disruption or substantial redemption activity. This could adversely affect the liquidity of the Trust and may result in a material impact on the value of investors’ holdings.

The NAV May Not Always Correspond To The Market Price Of BNB And, As A Result, Baskets May Be Created Or Redeemed At A Value That Is Different From The Market Price Of The Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s BNB holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of BNB trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of BNB.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share, and the Trust will therefore maintain its intended fractional exposure to a specific amount of BNB per Share.

Shareholders also should note that the size of the Trust in terms of total BNB held may change substantially over time and as Baskets are created and redeemed.

Authorized Participants’ Buying and Selling Activity Associated with the Creation and Redemption of Baskets May Adversely Affect an Investment in the Shares of the Trust.

Liquidity Provider’s purchases and Authorized Participants’ and their designees’ transfers of BNB in connection with Basket creation orders may cause the price of BNB to increase, which will result in higher prices for the Shares. Increases in the BNB prices may also occur as a result of BNB purchases by other market participants who attempt to benefit from an increase in the market price of BNB when Baskets are created. The market price of BNB may therefore decline immediately after Baskets are created.

Selling activity associated with sales of BNB by Liquidity Providers or Authorized Participants and their designees in connection with redemption orders may decrease the BNB prices, which will result in lower prices for the Shares. Decreases in BNB prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of BNB by Liquidity Providers and Authorized Participants’ and their designees’ transfers may have on the price of BNB, sales and purchases of BNB by similar investment vehicles, including competing exchange-traded products in the U.S. and other global markets that do or seek to hold BNB, could impact the price of BNB. If the price of BNB declines, the trading price of the Shares will generally also decline.

The Inability of Liquidity Providers, and Authorized Participants or Their Designees To Hedge Their BNB Exposure May Adversely Affect the Liquidity of Shares and the Value of an Investment in the Shares.

Liquidity Providers and Authorized Participants or their designees will generally want to hedge their BNB exposure in connection with Basket creation and redemption orders, while Authorized Participants would generally want to hedge their exposure to the Trust’s Shares to the extent possible. To the extent Authorized Participants, their designees, and/or Liquidity Providers are unable to hedge their exposure to the Trust’s Shares or BNB respectively due to market conditions (e.g., insufficient BNB liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not participate in creating or redeeming Baskets. In addition, the hedging mechanisms employed by Authorized Participants, their designees, and/or Liquidity Providers and Authorized Participants or their designees to hedge their exposure to the Trust’s Shares or BNB, as applicable, may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market. To the extent Liquidity Providers and Authorized Participants or their designees turn to the market for exchange-traded futures contracts for BNB (“BNB Futures”) as well as the non-exchange traded BNB derivatives markets for their hedging needs in connection with their BNB sales or transfers to and purchases or transfers from the Trust, both the exchange-traded BNB Futures market and the non-exchange traded BNB derivatives markets have limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures and derivatives markets. The liquidity of the market will depend on, among other things, the adoption of BNB and the commercial and speculative interest in the market for the ability to hedge against the price of BNB with exchange-traded BNB Futures and non-exchange traded BNB derivatives. There can be no assurance that such markets will be able to meet the hedging needs of Liquidity Providers and Authorized Participants or their designees, which could cause such Liquidity Providers and Authorized Participants or their designees to refrain from participation in the Trust’s creation and redemption processes, which could have adverse effects on Shareholders such as wider spreads, a breakdown of the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV of the Trust’s BNB holdings, and potentially a disruption of the creation or redemption processes altogether, as described in the following Risk Factors.

If the Process of Creation and Redemption of Baskets Encounters Any Unanticipated Difficulties, the Possibility for Arbitrage Transactions by Authorized Participants Intended To Keep the Price of the Shares Closely Linked to the Price of BNB May Not Exist and, As a Result, the Price of the Shares May Fall or Otherwise Diverge From NAV.

The processes of creation and redemption of Shares (which depend on timely transfers of BNB to and by the BNB Custodians) could be disrupted or encounter challenges due to, for example, the price volatility of BNB, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the BNB Custodians, in their capacity as BNB Custodians under the BNB Custody Agreements. Authorized Participants and Liquidity Providers, who would otherwise be willing to purchase or redeem Baskets or BNB, as applicable, to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying BNB, may decide not to take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect, and reduce their transactions with or even refrain entirely from transacting with the Trust, which could disrupt the processes of creation and redemption of Shares. If such events rise to the level of an emergency or cause creations and redemptions of Shares to be impracticable, the Sponsor may suspend the process of creation and redemption of Baskets. Any disruptions to the process of creating and redeeming Shares could cause trading spreads, and the resulting premium or discount, on Shares compared to NAV to widen. Alternatively, in the case of a BNB Smart Chain outage or other problems affecting the BNB Chain ecosystem, the processing of transactions on the BNB Smart Chain may be disrupted, which in turn may prevent Liquidity Providers, or Authorized Participants or their designees from depositing or withdrawing BNB from their accounts at the BNB Custodians, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline, and the price of the Shares may fluctuate independently of the price of BNB and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for

BNB should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of the Shares may diverge from the value of BNB.

Creation Baskets may be created or redeemed in exchange for BNB or cash. At present, only certain Authorized Participants have the ability to support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling BNB that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the BNB markets and related cash movements. Furthermore, there are timing costs involved in the risk that the BNB price moves between the time when the NAV is established for a creation/ redemption and the time when the BNB is traded (“slippage”). In addition, Liquidity Providers must settle BNB transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Liquidity Provider fails to perform its obligations within the contractually specified time period, the Trust will seek to use an alternate BNB Trading Counterparty to execute the BNB transaction. However, the pricing or terms of the ultimate BNB transaction conducted through the alternate Liquidity Provider, if one is available, after the failure of the original Liquidity Provider to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the original Liquidity Provider. Transaction costs and slippage would be reduced if the Trust were able to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants who are unable to support in-kind creation and redemption activity and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for a BNB exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell BNB and the Authorized Participant is not permitted to designate the Liquidity Provider from whom BNB is purchased or sold in connection with the Authorized Participant’s Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying BNB held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying BNB, causing losses; alternatively, it could be unable to operate, as there would be no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations. In addition, a failure to settle BNB transactions with Liquidity Providers could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

The Lack of Ability To Facilitate In-Kind Creations and Redemptions of Shares Could Have Adverse Consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel of FINRA stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot BNB. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in BNB under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for BNB may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Even with the SEC staff’s recent statement that in-kind creations and redemptions are not prohibited by SEC regulations, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Liquidity Provider or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares, and greater costs for investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The Liquidity of the Shares May Also Be Affected by the Withdrawal from Participation of Authorized Participants or Liquidity Providers.

In the event that one or more Authorized Participants or Liquidity Providers withdraw from or cease participation in creation and redemption activity or BNB transactions with the Trust for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Trust Is Subject To Risks Due To Its Concentration of Investments in a Single Asset Class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: BNB. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with BNB. By concentrating its investment strategy solely on BNB, any losses suffered as a result of a decrease in the value of BNB can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

The Lack of Active Trading Markets for the Shares of the Trust May Result in Losses on Shareholders’ Investments at the Time of Disposition of Shares.

Although Shares of the Trust are expected to be publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, likely will be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Possible Illiquid Markets May Exacerbate Losses, Increase the Variability Between the Trust’s NAV and Its Market Price Or Affect the Trust’s Ability to Meet Cash Creation Orders and Redemption Orders.

BNB is a relatively new asset with a limited trading history. Therefore, the markets for BNB may be less liquid and more volatile than other markets for more established products. It may be difficult to execute a BNB trade at a specific price when there is a relatively small volume of buy and sell orders in the BNB market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Based on data reported by CoinMarketCap as of April 22, 2026, BNB had a market capitalization of approximately $87 billion, based on a circulating supply of approximately 134.8 million BNB and a price of $637.54, and a 30-day aggregate trading volume of approximately $5.9 billion. For comparative context, as of the same date, Bitcoin had a market capitalization of approximately $1.57 trillion and a 30 day aggregate trading volume of approximately $189.44 billion; Ether had a market capitalization of approximately $301.8 billion and a 30 day aggregate trading volume of approximately $107.71 billion; and Solana had a market capitalization of approximately $50 billion and a 30 day aggregate trading volume of approximately $23.1 billion. Although BNB is among the larger digital assets by market capitalization, its market capitalization and trading volume are significantly smaller than those of Bitcoin and Ether, which underlie currently available exchange-traded products listed on U.S. national securities exchanges. Lower relative trading volume and market depth compared to Bitcoin and Ether may increase BNB’s susceptibility to price volatility, wider spreads, reduced liquidity during periods of market stress, and price dislocations across trading venues.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its BNB, or making it more difficult for Authorized Participants to acquire or liquidate BNB as part of the creation and/or redemption of Shares of the Trust. To the extent that the Trust conducts creation and redemption transactions for cash, such illiquidity may affect the Trust’s ability to meet such cash creation and redemption orders. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in BNB, which is highly concentrated.

The Shares May Trade at A Price That Is at, above or below the Trust’s NAV Per Share As a Result of the Non-Current Trading Hours Between the Exchange and the Digital Asset Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of BNB, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on the Exchange at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, the Exchange is open for trading in the Shares for a limited period each day, but the digital asset market is a twenty-four (24)-hour marketplace. During periods when the Exchange is closed but constituent trading platforms are open, significant changes in the price of BNB on the digital asset market could result in a difference in performance between the value of BNB as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of BNB on the digital asset market, and the value of BNB as measured by the Index, move significantly in a negative direction after the close of the Exchange, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. If the price of BNB on the digital asset market drops significantly during hours the Exchange is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when the Exchange is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

The Trust Is an “Emerging Growth Company” and It Cannot Be Certain If the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make the Shares Less Attractive to Investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this Report; exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth (5th) anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three(3)-year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first (1st) day of the first (1st) fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least twelve (12) months and (C) filed at least one (1) annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Several Factors May Affect the Trust’s Ability to Achieve Its Investment Objective on a Consistent Basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include, without limitation: (1) Liquidity Providers’ or Authorized Participants’ or their designees’ ability and willingness to purchase and sell or transfer or receive BNB in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the BNB Smart Chain; (3) the BNB market becoming illiquid or disrupted; (4) the Trust’s Share price being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which BNB trades, resulting in the inability of Liquidity Providers or Authorized Participants or their designees to execute intended portfolio transactions; (7) accounting standards; (8) Authorized Participants refraining from participating in creation and redemption of Baskets; (9) the MarketVectorTM BNB Benchmark Rate becoming disrupted or unavailable.

The Amount of BNB Represented by Each Share Will Decline Over Time As the Trust Pays the Sponsor Fee and Extraordinary Trust Expenses, and As a Result, the Value of the Shares May Decrease Over Time.

The amount of BNB represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s BNB to pay for the Sponsor Fee and extraordinary Trust expenses. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of BNB.

Although the Sponsor has agreed to assume all fees and other expenses incurred by the Trust in the ordinary course of its affairs, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor.

Each outstanding Share represents a fractional, undivided interest in the BNB held by the Trust. The Trust does not generate any income and transfers BNB to pay for the Sponsor Fee, and to pay for litigation expenses or other extraordinary expenses. Therefore, the amount of BNB represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of BNB over time, as the amount of BNB required to create Shares proportionally reflects the amount of BNB represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant BNB price, the trading price of the Shares is expected to gradually decline relative to the price of BNB as the amount of BNB represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of BNB represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of BNB.

The Trust Is a Passive Investment Vehicle. The Trust Is Not Actively Managed and Will Be Affected by a General Decline in the Price of BNB.

The Sponsor does not actively manage the BNB held by the Trust. This means that the Sponsor does not sell BNB at times when its price is high or acquire BNB at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional BNB investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The Development and Commercialization of the Trust Is Subject to Competitive Pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, including with respect to the potential creation of competing exchange-traded BNB products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded BNB products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. Such competing products may become available for public exchange trading before the Trust and/or have a lower expense ratio than the Trust, which could have a detrimental effect on the scale and sustainability of the Trust. The Sponsor’s competitors may have greater financial, technical, and human resources than the Sponsor. These competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale and compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving BNB more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of BNB and rewards from staking a portion of the Trust’s BNB (to the extent staking is implemented).

Security Threats to the Trust’s Accounts with the BNB Custodians Could Result in the Halting of Trust Operations and a Loss of Trust Assets or Damage to the Reputation of the Trust, Each of Which Could Result in a Reduction in the Price of the Shares.

Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s BNB held in the BNB Accounts will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s BNB and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor and the BNB Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s BNB may be subject to theft, loss, destruction, or other attacks.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s BNB. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, hack, software defect, or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws, or other vulnerabilities, which could result in theft, loss, or damage of its assets. The Sponsor does not control the BNB Custodians’ operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss, or damage.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error, or malfeasance by an employee of the Sponsor, the BNB Custodians or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s accounts with the BNB Custodians, the private keys (and therefore BNB), or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the BNB Custodians or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and BNB Custodians may be unable to anticipate these techniques or implement adequate preventative measures. The BNB Custodians are also dependent on key service providers, including, without limitation, their data centers, and if these were to cease operation or be the subject of operational problems or security threats, it could affect the Trust’s BNB Account with the BNB Custodians.

An actual or perceived breach of the Trust’s BNB Account with the BNB Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation, and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

If a Liquidity Provider Agreement, the BNB Custody Agreements or an Authorized Participant Agreement Is Terminated or a Liquidity Provider, an Authorized Participant, or the BNB Custodians Fails to Participate in the Creation or Redemption Processes of the Trust or Fails To Provide Services As Required, the Sponsor May Need To Find and Appoint a Replacement Liquidity Provider, Authorized Participant, or BNB Custodians Quickly, Which Could Pose a Challenge to the Trust’s Ability To Create and Redeem Shares or the Safekeeping of the Trust’s BNB, and the Trust’s Ability To Continue To Operate May Be Adversely Affected.

The Trust is dependent on the BNB Custodians to operate, pursuant to the BNB Custody Agreements. The BNB Custodians perform essential functions in terms of safekeeping the Trust’s BNB and facilitate the transfer of BNB to the Trust by Liquidity Providers and Authorized Participants and their designees and from the Trust in connection with creations and redemptions and to pay the Sponsor Fee and extraordinary Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If the BNB Custodians fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

A BNB Custodian may terminate, in whole or in part, the applicable BNB Custody Agreement, and/or suspend, restrict or terminate services to the Trust, in the event of a material breach not cured in 30 days or if the Trust suffers a bankruptcy event. The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current BNB Custody Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s BNB. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified BNB Custody Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

If an Authorized Participant or a Liquidity Provider suffers insolvency, business failure or interruption, default, failure to perform, security breach, or if an Authorized Participant or a Liquidity Provider chooses not to participate in the creation and redemption processes of the Trust due to the risks described in “The Inability of Liquidity Providers To Hedge Their BNB Exposure May Adversely Affect The Liquidity of Shares and the Value of an Investment in The Shares” and “If the Process of Creation and Redemption of Baskets Encounters Any Unanticipated Difficulties, the Possibility for Arbitrage Transactions by Authorized Participants Intended To Keep the Price of the Shares Closely Linked To the Price of BNB May Not Exist and, As a Result, the Price of the Shares May Fall or Otherwise Diverge from NAV,” or for any other reason, and the Trust is unable to engage replacement Authorized Participants or Liquidity Providers on commercially acceptable terms or at all, then the creation and redemption processes of the Trust or the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV could be negatively affected.

Loss of a Critical Banking Relationship for, or the Failure of a Bank Used by, the Trust Could Adversely Impact the Trust’s Ability To Create or Redeem Baskets, or Could Cause Losses to the Trust.

The Cash Custodian and BNB Custodians facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of BNB by the Trust to effectuate subscriptions for cash and the selling of BNB by the Trust to effect redemptions for cash or pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s BNB. The Trust relies on the Cash Custodian and BNB Custodian, in connection with the Trust’s Fiat Accounts, to hold any cash related to the purchase or sale of BNB. To the extent that the Trust faces difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian or the banks at which the BNB Custodians, in connection with the Trust’s Fiat Accounts, maintains customer cash balances (including the cash balance of the Trust held in the Fiat Accounts), or the imposition of operational restrictions by these banking partners and the inability for the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank or money market fund in which the Trust holds cash, including the cash associated with the Trust’s account at the Cash Custodian or the Trust’s Fiat Accounts with the BNB Custodians (which is held at the banks or other depository institutions at which the BNB Custodians hold customer cash balances or money market funds for the benefit of its customers, including the Trust), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

If the Cash Custodian, the BNB Custodians or the banks or other depository institutions or money market funds at which the BNB Custodians holds customer cash balances, including those associated with the Trust’s Fiat Accounts, were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s and BNB Custodians’ ability to provide services to the Trust could be affected. Moreover, the future failure of a bank or money market fund at which the Trust (including through the Fiat Accounts) maintains cash, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Cash Custodian is subject or other potential protections. In addition, the Trust may maintain cash balances with the Cash Custodian in the Fiat Accounts that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Cash Custodian or BNB Custodians at money market funds (in the case of the Fiat Accounts) and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Lack of Full Insurance and Shareholders’ Limited Rights of Legal Recourse Against the Trust, Trustee, Sponsor, Administrator, Cash Custodian, and BNB Custodians Expose the Trust and Its Shareholders to the Risk of Loss of the Trust’s BNB for Which No Person or Entity Is Liable.

Neither the Trust nor the Sponsor insure the Trust’s BNB. The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with, or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The applicable BNB Custodian makes no representation that pass-through FDIC deposit insurance will be available and disclaims liability for the insolvency of a Fiat Institution. Shareholders cannot be assured that the BNB Custodians will maintain adequate insurance in respect of the BNB they hold for the Trust, that such coverage will cover losses with respect to the Trust’s BNB, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. A BNB Custodian’s insurance may not cover the type of losses experienced by the Trust.

The insurance maintained by each BNB Custodian is shared among all of such BNB Custodian’s customers, is not specific to the Trust or to customers holding BNB with the BNB Custodians and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. The Trust is not a named insured under the BNB Custodians’ insurance policies and may recover nothing. In addition, the BNB insurance market is limited, and the level of insurance maintained by the BNB Custodians may be substantially lower than the assets of the Trust, or the amount of claims against the BNB Custodians of all of the customers whose losses are covered by the BNB Custodians’ insurance coverage.

Furthermore, under the BNB Custody Agreements, the BNB Custodians’ liability is limited in various ways. The BNB Custodians are not liable to the Trust (whether under contract, tort (including negligence) or otherwise) for any indirect, incidental, special, punitive, or consequential losses suffered or incurred by the Trust for any amount in excess of fees paid by the Trust less the aggregate amount of any losses for which the BNB Custodians are or were liable during such period. In addition, the BNB Custodians are not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the BNB Custodians or a third party for on-chain services accessed through the BNB Custodians, such as staking, unless such losses occur as a result of the BNB Custodians’ fraud or intentional misconduct. Each BNB Custody Agreement also contains a force majeure provision that limits the applicable BNB Custodian’s liability for certain delays, interruptions, failures in performance or other losses resulting from events or circumstances beyond its reasonable control, which may include, among other things, natural disasters, government actions, civil disturbances, war, labor disputes, cybersecurity incidents, interruptions in telecommunications or other services, disruptions to blockchain networks or protocols, and other similar events or circumstances.

In the event of potential losses incurred by the Trust as a result of the BNB Custodians losing control of the Trust’s BNB or failing to properly execute instructions on behalf of the Trust, the BNB Custodians’ liability with respect to the Trust will be subject to certain limitations which may allow them to avoid liability for potential losses or may be insufficient to cover the value of such potential losses. Furthermore, the insurance maintained by the BNB Custodians is shared among all of the BNB Custodians’ customers, is not specific to the Trust or to customers holding BNB with the BNB Custodians and may be insufficient to cover their liabilities to the Trust. Both the Trust and the BNB Custodians are required to indemnify each other under certain circumstances.

The Trust does not control the BNB Custodians and cannot guarantee that the BNB Custodians will perform their obligations to the Trust under the applicable BNB Custody Agreement, in a timely manner or at all. The BNB Custody Agreements provide that (i) the BNB Custodians do not own or control the underlying software protocols of networks which govern the operation of digital assets (including the BNB Smart Chain), (ii) the BNB Custodians make no guarantees regarding their security, functionality, or availability, and (iii) in no event shall the BNB Custodians be liable for or in connection with any acts, decisions, or omissions made by developers or promoters of digital assets, including BNB.

A BNB Custodian may terminate, in whole or in part, the applicable BNB Custody Agreement, and/or suspend, restrict or terminate services to the Trust, in the event of a material breach not cured in thirty (30) days or if the Trust suffers a bankruptcy event.

The BNB Custody Agreements contain an agreement by the parties to treat the BNB credited to the BNB Accounts as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the BNB Custodians will serve as fiduciary and custodian on the Trust’s behalf. It is possible that a court would not treat custodied digital assets as part of a BNB Custodian’s general estate in the event a BNB Custodian was to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If a BNB Custodian became subject to insolvency proceedings and a court were to rule that the custodied BNB were part of a BNB Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the BNB Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the BNB Custodians, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with a BNB Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of BNB by a BNB Custodian, absent gross negligence or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of BNB by the BNB Custodians, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of BNB or the provision of instructions relating to the movement of BNB, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the BNB Custodians. Consequently, a loss may be suffered with respect to the Trust’s BNB that is not covered by the BNB Custodians’ insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

The Trust May Be Required, or the Sponsor May Deem It Appropriate, To Terminate and Liquidate at a Time That Is Disadvantageous to Shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to

Shareholders, such as when the actual exchange rate of BNB is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s BNB is sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Sponsor Is Solely Responsible for Determining the Value of the BNB Holdings and BNB Holdings Per Share, and Any Errors, Discontinuance or Changes in Such Valuation Calculations May Have an Adverse Effect on the Value of the Shares.

The Sponsor has the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per share, which it has delegated to the Administrator. The Administrator will determine the Trust’s BNB holdings and BNB holdings per Share on a daily basis as soon as practicable after 4:00 p.m. Eastern time on each business day. The Administrator’s determination is made utilizing data from the operations of the Trust and the MarketVectorTM BNB Benchmark Rate, calculated at 4:00 p.m. Eastern time on such day. To the extent that the BNB holdings or BNB holdings per Share are incorrectly calculated, the Sponsor will not be liable (absent gross negligence or willful misconduct) for any error, and such misreporting of valuation data could adversely affect the value of the Shares.

If the Sponsor determines in good faith that the MarketVectorTM BNB Benchmark Rate does not reflect an accurate BNB price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the NAV in a manner that ultimately inaccurately reflects the price of BNB. To the extent that the Trust’s NAV and the Trust’s NAV per share, the MarketVectorTM BNB Benchmark Rate, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the index used to calculate NAV or other valuation method used to calculate the net asset value of the Trust. Any such change in the index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the MarketVectorTM BNB Benchmark Rate is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s NAV or the Trust’s NAV per share. For purposes of the Trust’s financial statements, the Trust will utilize a pricing source that is consistent with GAAP, as of the financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected, and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary Expenses Resulting from Unanticipated Events May Become Payable by the Trust, Adversely Affecting the Value of the Shares.

In partial consideration for the Sponsor’s Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, with the exception of those described in “Additional Information About the Trust – The Trust’s Fees and Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the BNB Smart Chain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust, the Sponsor will cause the Trust to either (i) sell BNB held by the Trust or (ii) deliver BNB in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. The Sponsor may sell BNB to pay certain expenses not assumed by the Sponsor. Accordingly, the Sponsor may be required to sell or otherwise dispose of BNB at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●	The Trust is not actively managed, and no attempt will be made to protect against or to take advantage of fluctuations in the price of BNB. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s BNB may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●	Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver BNB to the Sponsor or sell BNB. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold by or transferred to the Sponsor.
57

●	Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of BNB by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “United States Federal Income Tax Consequences.”

The Value of the Shares Will Be Adversely Affected If the Trust Is Required To Indemnify the Sponsor, the Trustee, the Transfer Agent, the BNB Custodians or the Cash Custodian under the Trust Documents.

Under the relevant agreements with the Trust, each of the Sponsor, the Trustee, the Transfer Agent, the BNB Custodians and the Cash Custodian have a right to be indemnified by the Trust for certain liabilities or expenses, except as set forth in the applicable agreement. Therefore, the Sponsor, the Trustee, the Transfer Agent, the BNB Custodians or the Cash Custodian may require that the assets of the Trust be used for indemnification in order to cover losses or liability suffered by them. This would reduce the BNB holdings of the Trust and the value of the Shares.

Anchorage Serves as the BNB Custodian for Several Competing Exchange-Traded BNB Products, and the Trust’s Cash Custodian And Liquidity Providers May Also Transact with Competing Exchange-Traded BNB Products or with Other Companies in the Digital Assets Industry, Which Could Heighten Interconnectedness and Contagion Risks and Adversely Affect Creation and Redemption Processes of the Trust.

By virtue of its prominent market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Anchorage serves as the BNB Custodian for several competing exchange-traded BNB products. Therefore, Anchorage’s size and market share creates the risk that Anchorage may fail to properly resource its operations to support all such products that use its services, and the broader risk that its concentrated focus on the industry could adversely affect its financial condition or disrupt its operations if its customers in the digital assets industry experience problems or issues, which could harm the Trust, the Shareholders and the value of the Shares. If Anchorage were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares. Similarly, although the Sponsor presently has no knowledge of the Cash Custodian’s customer base, if and to the extent the Cash Custodian serves other competing exchange-traded cryptocurrency products or other similar investment vehicles, it could conceivably divert the Cash Custodian’s focus and resources away from serving the Trust, leading to harm to the Trust and its Shareholders.

The BNB Custodians are, and Liquidity Providers in many cases are, prominent companies with active operations in the digital assets industry. As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected – for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks – which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Second BNB Custodian and the Liquidity Providers to the Trust and Authorized Participants and their designees could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes.

The Trust’s Authorized Participants Act in Similar or Identical Capacities for Several Competing Exchange-Traded BNB Products, Which May Impact the Ability or Willingness of One or More Authorized Participants to Participate in the Creation and Redemption Process, Adversely Affect the Trust’s Ability to Create or Redeem Baskets and Adversely Affect the Trust’s Operations and Ultimately the Value of the Shares.

Many of the Trust’s Authorized Participants, now or in the future, act or may act in the same capacity for several competing exchange-traded products. Due to balance sheet capacity or other concerns or constraints, Authorized Participants, none of which are obligated to engage in creation and/or redemption transactions, may not be able or willing to submit creation or redemption orders with the Trust or may do so in limited capacities, particularly during times of heightened market trading activity or market volatility or turmoil. The inability or unwillingness of Authorized Participants to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due to the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

Regulatory Risk

The Regulatory Landscape Surrounding Staking Activities is Uncertain.

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the BNB Custodians, Staking Services Providers, and the Trust and its shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the agreements for staking services could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”), in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view.

Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or the Interpretive Release or that the SEC could withdraw the statement. In that case, or if BNB were deemed a security, there would also be a risk that a Staking Services Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Services Provider is receiving a commission for effecting the staking transactions and receipt of staking rewards.

Digital Asset Markets in the United States Exist in a State of Regulatory Uncertainty, and Adverse Legislative or Regulatory Developments Could Significantly Harm the Value Of BNB or the Shares, Such As By Banning, Restricting or Imposing Onerous Conditions or Prohibitions on the Use of BNB, Staking Activity, Digital Wallets, the Provision of Services Related To Trading and Custodying BNB, the Operation of the BNB Chain Ecosystem, or the Digital Asset Markets Generally.

There is a lack of consensus regarding the regulation of digital assets, including BNB, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), U.S. Commodity Futures Trading Commission (the “CFTC”), FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all.

Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or BNB in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto- asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The impact of these and other related events on the Trust, the digital asset industry, and the value of the Shares cannot be predicted.

There remains substantial uncertainty regarding the regulation of digital assets, including BNB, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act (the “CEA”) consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws, and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and BNB held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act (as amended) (“BSA”) by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling BNB and therefore may adversely affect the price of BNB and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including on the BNB Smart Chain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether BNB that has been associated with such addresses in the past can be easily sold. This “tainted” BNB may trade at a substantial discount to untainted BNB. Reduced fungibility in the BNB markets may reduce the liquidity of BNB and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of BNB and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the BNB Smart Chain were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the BNB Smart Chain. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain BNB wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the BNB Smart Chain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian – to reduce support for or cease offering services for BNB or to the Trust, which could impair the utility of BNB, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

A Determination That BNB or Any Other Digital Asset Is a “Security” May Adversely Affect the Value of BNB and the Value of the Shares, and Result in Potentially Extraordinary, Nonrecurring Expenses to, or Termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the 1940 Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” or offered and sold in securities transactions under the U.S. federal securities laws. For example, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities or offered and sold in securities transactions, as well as against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms involved securities transactions.

Additional guidance and rulemaking from the SEC may be forthcoming, as previewed in recent statements by the current SEC Chairman Paul Atkins. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets.

On March 17, 2026, the SEC issued a Commission-level interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The SEC interpretation provides a taxonomy for digital commodities, digital collectibles, digital tools, stablecoins and digital securities; addresses how a “non-security crypto asset” may become subject to, and how it may cease to be subject to, an investment contract; and clarifies the application of federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. The interpretation lists 18 crypto assets that, as of the date of the release, qualify as digital commodities, including BTC, ETH, SOL and XRP. The interpretation notes 16 of these crypto assets currently underlie futures contracts that have been made available to trade on a designated contract market operating under the regulatory oversight of the CFTC, but that it is not necessary that a crypto asset underlie such a futures contract to be a digital commodity. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the SEC’s interpretation. Under the SEC’s interpretation, even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market-and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws.

As part of determining whether BNB is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of BNB as a security (or not). Finally, the Sponsor discusses the security status of BNB with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes BNB is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that BNB may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines BNB is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s BNB is not a security, the Sponsor does not intend to dissolve the Trust on the basis that BNB could at some future point be determined to be a security. As part of determining whether BNB is offered and sold as a security or is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of BNB and the Sponsor’s transactions in BNB with external counsel, and has received a memorandum regarding the status of BNB under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that BNB is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. In light of the uncertainties and the fact based nature of the analysis, the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

In June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages, and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including BNB. In 2025, the SEC moved to dismiss its complaint against Binance, which the court granted. See “—BNB And The BNB Chain Ecosystem Have Links To, And May Be Controlled By,

Binance And Its Principals.” The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of BNB, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that BNB is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of BNB, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared, or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

In addition, if BNB is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that BNB is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory requirements applicable to dealers, broker-dealers, Liquidity Providers and other digital asset market participants may evolve over time. Changes in such requirements could affect the willingness or ability of Liquidity Providers and other counterparties to transact in BNB with the Trust, which could disrupt creations and redemptions or otherwise adversely affect the Trust and the value of the Shares.

Changes in SEC Policy Could Adversely Impact the Value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In September 2025, the SEC approved generic listing standards for Commodity-Based Trust Shares, including qualifying exchange-traded products holding spot digital assets, which permit exchanges to list qualifying products without a separate Rule 19b-4 approval for each product. Accordingly, the relevant competitive risk is not limited to Bitcoin- and Ether-based products. As of the date of this Report, the SEC has not specifically approved a spot exchange-traded product focused on BNB pursuant to an individualized Rule 19b-4 order; however, qualifying BNB products may be eligible to list under applicable generic listing standards if the relevant criteria are satisfied. The availability or approval of competing BNB or other digital-asset exchange-traded products may increase competition for investor assets and could weaken demand for the Shares, which could cause the value of the Shares to decline.

Competing Industries May Have More Influence With Policymakers Than the Digital Asset Industry, Which Could Lead to the Adoption of Laws and Regulations That Are Harmful to the Digital Asset Industry.

The digital asset industry is relatively new and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments, and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of BNB and therefore the value of the Shares.

Shareholders Do Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under The 1940 Act or The Protections Afforded by the CEA.

The 1940 Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the 1940 Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

If Regulatory Changes or Interpretations of an Authorized Participant’s, Liquidity Provider’s, the Trust’s or the Sponsor’s Activities Require the Regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a Money Service Business Under the Regulations Promulgated by FinCEN Under the Authority of the U.S. Bank Secrecy Act or as a Money Transmitter or Digital Asset Business Under State Regimes for the Licensing of Such Businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor May Be Required to Register and Comply with Such Regulations, Which Could Result in Extraordinary, Recurring and/or Nonrecurring Expenses to the Authorized Participant, Trust or Sponsor or Increased Commissions for the Authorized Participant’s Clients, Thereby Reducing the Liquidity of the Shares.

To the extent that the activities of any Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant (or their designee), Liquidity Provider, Trust, or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Authorized Participant (or their designee) or Liquidity Provider may also instead decide to terminate its role as Authorized Participant (or their designee) or Liquidity Provider of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant (or their designee) may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Authorized Participant (or their designee), Liquidity Provider, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses by any regulator or court, it may be subject to investigation, administrative, or court proceedings, operating restrictions, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor, disrupt their operations, and have a material adverse effect on the price of the Shares. Although Liquidity Providers represent to the Trust that they have obtained all necessary governmental licenses, in the Liquidity Provider agreements, if such representations prove inaccurate, such Liquidity Providers may suffer adverse consequences and be unable to perform their obligations or engage in BNB transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity, Sanctions, and Illicit Financing Risk.

Although transaction details of peer-to-peer transactions are recorded on the BNB Smart Chain, a buyer or seller of digital assets on a peer-to-peer basis directly on the BNB Smart Chain may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies, such as tumbling or mixing services, may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion, and weapons of mass destruction proliferation. Given that the BNB Smart Chain is global and anyone can validate transactions or program dApps or smart contracts that will operate and record transactions on the BNB Smart Chain, and the fact that their operators, creators, or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators, and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent dApp or smart contract or network participant, such as validators or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for BNB. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable anti-money laundering and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants, Liquidity Providers, and the BNB Custodians. Authorized Participants, as broker-dealers, and the BNB Custodians, which are chartered and supervised by the OCC, are subject to the BSA and U.S. economic sanctions laws.

In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, the Liquidity Providers, Authorized Participant or their designee are contractually obligated to have policies and procedures reasonably designed to comply with the money laundering and related provisions of the BSA and implementing regulations, and applicable sanctions laws. The Trust will not hold any BNB except those that have been delivered by a Liquidity Provider, Authorized Participant or their designee in connection with creation requests.

The BNB Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the BNB Custodians perform Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the applicable BNB Custodian’s KYT program, any BNB that is delivered to a BNB Account will undergo screening to ensure that the origins of that BNB are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants (or their designees) or Liquidity Providers have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence or procedures are ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the BNB Custodians, Liquidity Providers, or the Trust’s other service providers and counterparties. Moreover, AML and related procedures by the BNB Custodians could result in the Trust’s BNB being blocked or frozen, and thus made unavailable to the Trust. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Trading on BNB Exchanges Outside the United States Is Not Subject to U.S. Regulation, and May Be Less Reliable Than U.S. Exchanges.

Barring cash creations and redemptions, or a liquidation of the Trust, the Trust does not purchase or sell BNB. To the extent any of the Trust’s trading is conducted on BNB trading platforms outside the United States, trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Trust.

Regulatory Changes or Actions in Foreign Jurisdictions May Affect the Value of the Shares or Restrict the Use of BNB, Validating Activity or the Operation of Their Networks or the Global BNB Markets in a Manner That Adversely Affects the Value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the BNB Smart Chain), the digital asset markets (including the BNB market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with BNB validating, it would have a material adverse effect on digital asset networks (including the BNB Smart Chain), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of BNB. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change on the Trust or BNB is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Tax Risk

The Treatment Of The Trust For U.S. Federal Income Tax Purposes Is Uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a “grantor trust” for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust, as if it directly received its pro rata share of the Trust’s income, and as if it directly incurred its pro rata share of the Trust’s expenses.

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and IR Virtual Currency and, if in the future, any Staking Activities it undertakes. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust.

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes. As noted above, the Trust does not currently stake any of its BNB; however, the Sponsor may, in the future, engage one or more Staking Services Providers to conduct Staking Activities. The Sponsor intends to take the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and, are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2025 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

In addition, the Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes BNB and which network constitutes the BNB Smart Chain. Additionally, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than BNB as of any date on which it creates or redeems Shares, it may likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops, and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Shareholder that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Is Uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the BNB (and, if applicable, any Incidental Rights and IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S.

federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance” and, together with the 2025 Staking Guidance described above, the “Staking Guidance”).

The Notice, the Ruling & FAQs and the Staking Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital currencies and staking activities. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital currency that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of BNB in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as BNB, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of BNB in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments (including the potential issuance of IRS guidance that is contrary or otherwise adverse to the position taken by the Trust regarding the U.S. federal income tax characterization of staking activities) could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future Developments In The Treatment Of Digital Currency For Tax Purposes Other Than U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of BNB may have negative consequences, including the imposition of a greater tax burden on investors in BNB or the imposition of a greater cost on the acquisition and disposition of BNB generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a non-U.S. jurisdiction with a significant share of the market of BNB users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for BNB in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of BNB in digital asset exchanges. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder May Recognize “Unrelated Business Taxable Income” As A Consequence Of An Investment In Shares.

Under current IRS guidance, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. Moreover, as separately provided by the IRS in the Staking Guidance, staking rewards will, under certain circumstances, be treated as giving rise to taxable income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). U.S. tax-exempt Shareholders should consult their tax advisers regarding whether they may recognize UBTI as a consequence of an investment in Shares.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

As noted above, the Trust does not currently stake any of its BNB; however, the Sponsor may, in the future, engage one or more Staking Services Providers to conduct Staking Activities, in which case the Trust could receive staking rewards giving rise to taxable income. In addition, in the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of BNB (such as sales of BNB to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of BNB as a result of the Trust using BNB to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A Hard “Fork” Of The BNB Smart Chain Could Result In Shareholders Incurring A Tax Liability.

If a hard fork occurs in the BNB Smart Chain, the Trust could become entitled to units of both the original BNB and an alternative new digital asset. Under current IRS guidance, if a hard fork or other distribution of digital assets (including a so-called “airdrop”) results in a taxpayer receiving units of a new cryptocurrency over which the taxpayer has dominion and control, the taxpayer will recognize ordinary income equal to the fair market value of such units at the time dominion and control is obtained. The Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes BNB and which network constitutes the BNB Smart Chain. Additionally, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as receiving the Incidental Rights or IR Virtual Currency, Shareholders may incur federal, state, and/or local, or non-U.S. tax liability.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency, The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. The receipt, distribution and/or sale of the alternative BNB may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Other Risks

Potential Conflicts of Interest May Arise Among the Sponsor or Its Affiliates and the Trust. The Sponsor and Its Affiliates Have No Fiduciary Duties to the Trust and Its Shareholders Other Than As Provided in the Trust Agreement, Which May Permit Them To Favor Their Own Interests to the Detriment of the Trust and Its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	MarketVector, which is the index administrator of the MarketVectorTM BNB Benchmark Rate, is an affiliate of the Sponsor;

●	the Sponsor, its affiliates, and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	affiliates of the Sponsor may start to have substantial direct investments in BNB, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases, or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants, or others to perform services for the Trust;

●	the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Shareholders Cannot Be Assured of the Sponsor’s Continued Services, the Discontinuance of Which May Be Detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its BNB.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate.

Although the BNB Custodians Are Fiduciaries With Respect to the Trust’s Assets, the BNB Custodians Could Resign or Be Removed by The Sponsor, Which May Trigger Early Dissolution of the Trust.

The BNB Custodians are acting as fiduciaries under the BNB Custody Agreements and are licensed to custody the Trust’s BNB in trust on the Trust’s behalf. However, the BNB Custodians may terminate the applicable BNB Custody Agreement immediately or upon providing the applicable notice provided under the applicable BNB Custody Agreement. If the BNB Custodians terminate their applicable BNB Custody Agreement, are removed, or are prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Shareholders May Be Adversely Affected by the Lack of Independent Advisers Representing Investors in the Trust.

The Sponsor has consulted with counsel, accountants, and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her, or its own legal, tax, and financial advisers regarding the desirability of an investment in the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants Lack the Right Under the BNB Custody Agreements To Assert Claims Directly Against the BNB Custodians, Which Significantly Limits Their Options for Recourse.

Neither the Shareholders nor any Authorized Participant or Liquidity Provider have a right under the BNB Custody Agreements to assert a claim against the BNB Custodians. Claims under the BNB Custody Agreements may only be asserted by the Sponsor on behalf of the Trust.

The Exchange on Which the Shares Are Listed May Halt Trading in the Trust’s Shares, Which Would Adversely Impact a Shareholder’s Ability To Sell Shares.

The Trust’s Shares are expected to be approved for listing, subject to notice of issuance, on the Exchange under the market symbol VBNB. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The Market Infrastructure of the BNB Spot Market Could Result in the Absence of Active Authorized Participants Able To Support the Trading Activity of the Trust.

BNB is extremely volatile and concerns exist about the stability, reliability, and robustness of many trading platforms where BNB trades. In a highly volatile market, or if one or more exchanges supporting the BNB market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

BNB Spot Exchanges Are Not Subject To Same Regulatory Oversight As Traditional Equity Exchanges, Which Could Negatively Impact the Ability of Authorized Participants To Implement Arbitrage Mechanisms.

The trading for spot BNB occurs on multiple trading venues that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these exchanges do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount against the NAV.

Shareholders That Are Not Authorized Participants May Only Purchase or Sell Their Shares in Secondary Trading Markets, and the Conditions Associated With Trading in Secondary Markets May Adversely Affect Shareholders’ Investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

As the Sponsor and Its Management Have Limited History of Operating Investment Vehicles Like the Trust and Limited Experience with BNB, Their Experience May Be Inadequate Or Unsuitable To Manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

The Sponsor has limited experience with BNB. This limited experience poses several potential risks to the effective management and operation of the Trust. Digital assets, such as BNB, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The Sponsor Is Leanly Staffed and Relies Heavily on Key Personnel.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

The Trust Is New, and If It Is Not Profitable, the Trust May Terminate and Liquidate at a Time That Is Disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Shareholders may be adversely affected by redemption or creation orders that are subject to postponement, suspension, or rejection under certain circumstances.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles and May Be Adversely Affected by a Lack of Statutory Rights and by Limited Voting and Distribution Rights.

The Shares have no voting and limited distribution rights. For example, Shareholders do not have the right to elect directors; the Trust may enact splits or reverse splits without Shareholder approval and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor Fee, without Shareholder consent. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees, or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares thirty (30) days after notice of such amendment is given to registered owners. Notwithstanding the foregoing, the Sponsor shall have the right to increase or decrease the amount of the Sponsor Fee (i) upon three (3) business days’ prior notice of the increase or decrease being posted on the website of the Trust and (ii) upon three (3) business days’ prior written notice of the increase or decrease being given to the Trustee. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

The Trust Agreement Includes Provisions That Limit Shareholders’ Voting Rights and Restrict Shareholders’ Right To Bring a Derivative Action.

Under the Trust Agreement, Shareholders have no voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers, or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit, or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The Non-Exclusive Jurisdiction for Certain Types of Actions and Proceedings and Waiver of Trial by Jury Clauses Set Forth in the Trust Agreement May Have the Effect of Limiting a Shareholder’s Rights To Bring Legal Action Against the Trust and Could Limit a Purchaser’s Ability To Obtain a Favorable Judicial Forum for Disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions, or proceedings, provided that suits brought to enforce a duty or liability created by the 1933 Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1933 Act, the Exchange Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action, or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre- dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

An Investment in the Trust May Be Adversely Affected by Competition from Other Investment Vehicles Focused on BNB or Other Cryptocurrencies.

The Trust will compete with direct investments in BNB, other cryptocurrencies, and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrency and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust.

Shareholders May Be Adversely Affected by Creation or Redemption Orders That Are Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if (1) the order is not in proper form as described in the Authorized Participant Agreement, (2) the fulfillment of the order counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, Cash Custodian or the BNB Custodians make it for all practical purposes not feasible for the Shares to be delivered or the redemption distribution to be made. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

If such a suspension or postponement occurs at a time when an Authorized Participant intends to redeem Shares, and the price of BNB decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the BNB received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

Shareholders May Be Adversely Affected by an Overstatement or Understatement of the NAV Calculation of the Trust Due to the Valuation Method Employed on the Date of the NAV Calculation.

In certain circumstances, the Trust’s BNB investments may be valued using techniques other than reliance on the price established by the MarketVectorTM BNB Benchmark Rate. As described further in “Net Asset Value Determinations,” the Sponsor will monitor for significant events related to crypto assets that may impact the value of BNB and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s BNB on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVectorTM BNB Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor evaluates its fair value criteria and the factors in determining such criteria from time to time and no less than quarterly. The Sponsor may also fair value the Trust’s BNB using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s BNB using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.). The value of the Shares of the Trust established by using the MarketVectorTM BNB Benchmark Rate may be different from what would be produced through the use of another methodology. BNB or other digital asset investments that are valued using techniques other than those employed by the MarketVectorTM BNB Benchmark Rate, including BNB investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

The Liability of The Sponsor and the Trustee Is Limited, and the Value of the Shares Will Be Adversely Affected If the Trust Is Required To Indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Due to the Increased Use of Technologies, Intentional and Unintentional Cyber-Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for the purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. For instance, the doxxing of Solana’s co-founder on May 27, 2025 via Instagram highlights the vulnerability of personal information associated with online accounts, even where digital assets are secure.

Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, MarketVector, the administrator, transfer agent, and the BNB Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy, and other laws, regulatory fines, penalties, reputational damage, reimbursement, or other compensation costs, and/or additional compliance costs. For example, in May 2025, Coinbase experienced a significant breach of sensitive customer data and the misappropriation of digital assets resulting from the bribery of overseas insiders. This breach led to substantial financial losses for affected customers and prompted Coinbase to make certain operational adjustments, including increasing investment in insider-threat detection and automated response systems and opening a new support hub in the United States, and adding stronger security controls and monitoring across all locations.

A security breach affecting the Trust or its service providers could result in the unauthorized disclosure of sensitive information, operational disruptions, and financial losses. Substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust and Its Service Providers Are Subject to Certain Operational Risks.

The Trust and its service providers, including the Sponsor, Administrator, Transfer Agent, BNB Custodians and Cash Custodian (as well as Authorized Participants and market makers) may experience disruptions that arise from human error, processing and communications errors, counterparty or third-party errors, or technology or systems failures, any of which may have an adverse impact on the Trust. Although the Trust and its service providers seek to mitigate these operational risks through their internal controls and operational risk management processes, these measures may not identify or may be inadequate to address all such risks. Additionally, the BNB Custodians have a limited operating history and experience, which could heighten certain operational risks.

Risk Factors Related to ERISA

In General.

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Trust were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Trust.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management, Strategy, and Governance

The Trust has no employees or internal information systems and is managed by the Sponsor. Thus, the Trust relies on the Sponsor and VanEck, the parent company of the Sponsor, as well as the BNB Custodians and other service providers to protect the Trust’s information from cybersecurity threats. VanEck has policies, standards, and procedures on information security (the “Cybersecurity Documents”). The Cybersecurity Documents govern the procurement, use, storage, protection and permissions of data systems, applications and devices. The Cybersecurity Documents outline the correct usage of elements and tasks on the networks/infrastructure to ensure safe operation, high availability, performance, and data accuracy.

VanEck has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, VanEck’s cybersecurity program is organized around the following program domains:

●	Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats, and cybersecurity risks

●	Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

●	Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program

●	Respond to incidents regardless of source or causality

●	Recover through planning, improvements, and communications (external and internal)

●	Conduct after-action evaluation to identify what went well, what did not go well and improve VanEck systems on the back of an issue

VanEck employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis.

VanEck maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties, and clients, as well as the systems of third parties that could significantly and adversely impact VanEck’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within VanEck’s NIST framework, and risk identification and mitigation are supported by VanEck’s cybersecurity program. VanEck also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Roles and Responsibilities

Roles and responsibilities for cybersecurity have been established first by VanEck’s cybersecurity policy and secondly by its connection to the governance structure of the firm and VanEck’s risk management committee (the “Risk Management Committee”), which is comprised of senior-level employees. Cybersecurity is closely aligned with not only risk management, but also with business continuity planning and response. In addition, the importance of cybersecurity protection and its practice at the manager and employee level is frequently communicated to the staff globally. Specifically, VanEck’s Chief Information Security Officer, reporting to the co-chair of the Risk Management Committee, is responsible for conducting the firm’s cybersecurity risk assessment, as well as providing regular staff educations with a special emphasis on proper desktop and email security and conduct. Special training is also given to recently on-boarded staff. VanEck’s Chief Administrative Officer and Chief Technology Officer, together with VanEck’s Chief Information Security Officer, are responsible for the day-to-day operations of the firm cybersecurity infrastructure including normal operations as well as any remedial work required in response to an incident. The communication responsibility in the event of an incident is shared by VanEck’s CEO and the General Counsel.

Since our commencement of operations, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors— Other Risks— Due to the Increased Use of Technologies, Intentional and Unintentional Cyber-Attacks Pose Operational and Information Security Risks.”

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Shares are listed on The Nasdaq Stock Market LLC, under the ticker symbol “VBNB.”

Holders

As of June 30, 2026, there were approximately 23 participating shareholders of record of the Trust. Because most of the Trust’s Shares are held in brokers and institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal period from November 14, 2025 to June 30, 2026.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

The Seed Capital Investor purchased 4,000 Seed Shares on November 14, 2025 at a per-Share price of $25.00, total proceeds to the Trust from the sale of the Seed Shares were $100,000. On May 7, 2026, the Seed Shares were redeemed for $100,000 in cash at a per-Share price of $25.00 and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 40,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were 1,555.1639998 BNB.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events, or developments that may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Trust is governed by the Trust Agreement by and among the Sponsor, the Trustee and the Delaware Trustee. The Trust is managed and controlled by the Sponsor, a wholly owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of BNB, and rewards from staking a portion of the Trust’s BNB, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations.

The Trust issues and redeems Shares only in blocks of 10,000 Shares, a Basket, or integral multiples thereof, and only in transactions with Authorized Participants.

Shares of the Trust trade on the Exchange under the ticker symbol “VBNB.”

Computation of Net Asset Value

The Trust’s NAV will be calculated based on the Trust’s net asset holdings as reconciled to the BNB Custodians accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM BNB Benchmark Rate price at 4:00 p.m. Eastern time. The Sponsor believes that use of the MarketVectorTM BNB Benchmark Rate mitigates against idiosyncratic exchange risk, as the failure of any individual exchange will not materially impact pricing for the Trust. It also allows the Administrator to calculate the NAV in a manner that significantly deters manipulation.

Liquidity

The Trust is not aware of any trends, demands, conditions, or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trust’s only source of liquidity is its sales of BNB.

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Year Ended June 30, 2026

From July 1, 2025 to November 14, 2025 (date of Seeding), the Trust had no operations other than a sale to the Seed Capital Investor, the parent of the Sponsor, of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 14, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The Trust did not have any operations from November 14, 2025 to May 7, 2026, other than Seed capital investor audits of the Trust on November 14, 2025 and April 22, 2026.

On May 7, 2026 (date of initial BNB investment), the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising 40,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $1,000,000, which resulted in the Trust receiving 1,555.1639998 BNB. As of June 30, 2026, the Seed Capital Investor’s ownership in the Trust represents approximately 40% of net assets.

The Trust’s NAV increased from $100,000 at November 14, 2025 to $ 2,140,751 at June 30, 2026, a 2,040.75% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding shares, which increased from 4,000 Shares at November 14, 2025 to 100,000 Shares at June 30, 2026. This is the net result of 100,000 Shares (10 Baskets) being created and 4,000 Seed Shares being redeemed during the period, offset by a decrease in the price of BNB, which contracted from $643.148 at May 7, 2026 to $550.83 at June 30, 2026 resulting in a decline of 14.35%.

The 14.36% decrease in the NAV per share from $25.00 at May 7, 2026 to $21.41 at June 30, 2026, is directly related to 14.35% decrease in the price of BNB during this period.

The NAV per Share of $ 26.95 on June 1, 2026, was the highest during the period, compared with a low during the period of $21.41 on June 30, 2026.

Net decrease in net assets resulting from operations during the period ended June 30, 2026, was $(309,637) resulting from net unrealized appreciation (depreciation) from investment in BNB of $(308,925) and a net investment loss of $(712). Other than the Sponsor Fee of $712, the Trust has no other expenses during the period ended June 30, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from November 14, 2025 to June 30, 2026.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers, or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The following persons, in their respective capacities as directors or executive officers of the Sponsor perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them. The principals and executive officers of the Sponsor are as follows:

Jan F. van Eck

Mr. van Eck, (born 1963), serves as the Chief Executive Officer and President of the Sponsor and VanEck. Mr. van Eck joined VanEck in 1992 and its Executive Management Team in 1998. Additionally, he is the President and CEO of Van Eck Securities Corporation. Furthermore, Mr. van Eck is a Trustee, the President and Chief Executive Officer of VanEck Vectors ETF Trust, VanEck Funds and VanEck VIP Trust. Furthering VanEck’s mission to anticipate asset classes and trends, Mr. van Eck has created strategic beta, tactical allocation, emerging markets, and commodity- related investment strategies in mutual fund, ETF, and institutional formats. Mr. van Eck founded the VanEck’s ETF business in 2006. One of the world’s largest ETF sponsors, the Van Eck offers ETFs, branded VanEck Vectors®, globally across equity and fixed income asset classes. Mr. van Eck holds a JD from Stanford University and graduated Phi Beta Kappa from Williams College with a major in Economics. He has registrations with the National Futures Association and the Financial Industry Regulatory Authority. Mr. van Eck is a Director of the National Committee on United States- China Relations. He routinely appears on CNBC and Bloomberg Television, and was a 2013 Finalist for Institutional Investor’s Fund Leader of the Year and a 2019 finalist for ETF.com’s Lifetime Achievement Award.

John J. Crimmins

Mr. Crimmins (born 1957) serves as Vice President, Treasurer, and Chief Financial Officer of the Sponsor. Mr. Crimmins joined VanEck in 2009 as Vice President of Portfolio Administration. He is primarily responsible for overseeing portfolio accounting and administration. He also serves as Chief Financial Officer and Treasurer to the VanEck Funds, VanEck VIP Trust and VanEck ETF Trust. Prior to joining VanEck, Mr. Crimmins was the Chief Financial, Operating and Compliance Officer for Kern Capital Management LLC from 1997 to 2009 and the Vice President and Director of Mutual Fund Administration for Evergreen Investment Services from 1987 to 1997. Previously, Mr. Crimmins acted as Vice President and Controller for Pilgrim Group for three years and was in public accounting for six years. Mr. Crimmins is a Certified Public Accountant and received a B.S. in Accounting from St. John’s University.

Insider Trading Policy

VanEck has adopted an insider trading policy which applies to its employees. VanEck believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of VanEck’s insider trading policy is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the period from November 14, 2025 to June 30, 2026, the Trust incurred a Sponsor Fee of $712.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended June 30, 2026.

2026
Audit fees	$53,000
Audit-related Fees	$0
Tax fees	$0
All other fees	$0
Total	$53,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 30, 2025

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A filed by the Registrant on April 28, 2026
84

Exhibit No.	Description

4.2†	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.2	Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A filed by the Registrant on April 28, 2026

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.6	Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A filed by the Registrant on March 16, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.9	BitGo Custodial Services Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on August 7, 2026

19.1†	Insider Trading Policy

31.1†	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†	Executive Officer Incentive-Based Compensation Clawback Policy

104†	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

†	Filed herewith.
85

VANECK BNB ETF
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck BNB ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of VanEck BNB ETF (the “Trust”), including the schedule of investment, as of June 30, 2026, and the related statements of operations and changes in net assets for the period April 22, 2026 to June 30, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2026, and the results of its operations and changes in its net assets for the period April 22, 2026 to June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of digital assets owned as of June 30, 2026, by correspondence with the custodian. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2025.

/s/ COHEN & COMPANY, LTD.

Towson, Maryland

September 17, 2026

VANECK BNB ETF

Statement of Assets and Liabilities(a)

June 30, 2026

Assets
Investment in BNB, at fair value (cost $2,450,388)	$2,141,463
Total assets	2,141,463

Liabilities
Accrued Sponsor fee	712
Total liabilities	712

Net assets	$2,140,751

Shares issued and outstanding (no par value, unlimited amount authorized)	100,000

Net Asset Value per Share	$21.41

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK BNB ETF

Statement of Operations

For the Period April 22, 2026 to June 30, 2026(a)(b)

Expenses
Sponsor fee, related party	$712
Total expenses	712
Net investment loss	(712)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
BNB sold for redemption of shares	—
BNB distributed for Sponsor fee, related party	—
Net realized gain (loss) from investment in BNB	—

Net change in unrealized appreciation (depreciation) from investment in BNB	(308,925)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(308,925)

Net decrease in net assets resulting from operations	$(309,637)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(b)	On November 14, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 14, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was April 22, 2026. The Trust did not have any operations from November 14, 2025 to April 22, 2026.

The accompanying notes are an integral part of these financial statements.

VANECK BNB ETF

Statement of Changes in Net Assets

For the Period April 22, 2026 to June 30, 2026(a)

Net decrease from operations
Net investment loss	$(712)
Net realized gain (loss) from investment in BNB	—
Net change in unrealized appreciation (depreciation) from investment in BNB	(308,925)
Net decrease in net assets resulting from operations	(309,637)

Capital Share transactions
Contributions for shares issued	2,450,388
Withdrawals for shares redeemed	(100,000)
Net increase in capital share transactions	2,350,388
Net increase in net assets	2,040,751

Net assets:
Beginning of Period	100,000
End of Period	$2,140,751

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025. On November 14, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 14, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was April 22, 2026. The Trust did not have any operations from November 14, 2025 to April 22, 2026.

The accompanying notes are an integral part of these financial statements.

F-5

VANECK BNB ETF

Schedule of Investment as

of June 30, 2026(a)

Description	Quantity	Cost	Fair Value
BNB	3,887.70	$2,450,388	$2,141,463
Total Investment in BNB – 100.03%			2,141,463
Liabilities in Excess of Other Assets – (0.03)%			(712)
Net Assets – 100.00%			$2,140,751

(a)	No comparative financial statements have been provided as the Trust did not hold any BNB as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK BNB ETF

Notes to Financial Statements

June 30, 2026

Note 1. Organization:

VanEck BNB ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of BNB tokens (“BNB”) and rewards from staking a portion of the Trust’s BNB to the extent the VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion (i) implements staking and (ii) determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust. The Trust commenced operations and began listing on the Exchange on May 28, 2026. As of June 30, 2026, the Trust had not commenced staking activities.

Note 2. Significant Accounting Policies:

A.	Basis of Preparation and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026, the Trust did not hold cash.

C.	Investment Valuation

The Trust values its investment in BNB and other assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the BNB principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 at 11:59 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The Sponsor on behalf of the Trust determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data or they may be internally developed. These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

VANECK BNB ETF

Notes to Financial Statements (continued)

June 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of June 30, 2026:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in BNB	$2,141,463	$—	$—	$2,141,463

The following represents the changes in quantity of BNB and the respective fair value:

	BNB	Fair Value
Beginning balance as of April 22, 2026(a)	—	$—
BNB purchased	3,887.70	2,450,388
BNB purchased in-kind	—	—
BNB sold	—	—
BNB sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in BNB	—	(308,925)
Net realized gain (loss) on investment in BNB	—	—
Ending balance as of June 30, 2026	3,887.70	$2,141,463

(a)	The Trust did not hold any BNB as of April 22, 2026.

D.	BNB

BNB transactions are accounted for on trade date. Realized gains and losses on the sale of BNB are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of BNB. Proceeds received by the Trust from the issuance of baskets consist of BNB. Deposits of BNB are held by Anchorage Digital Bank N.A. (the “First BNB Custodian”) on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the First BNB Custodian to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the BNB Custodians’ accounts, on a market approach determined on a daily basis using the MarketVectorTM BNB Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any staking income, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

VANECK BNB ETF

Notes to Financial Statements (continued)

June 30, 2026

G.	Segment Reporting

The Chief Financial Officer and Treasurer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.39% of average daily net assets that accrues daily and pays monthly. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell BNB, which may be facilitated by the custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust holds its BNB at the First BNB Custodian which is a regulated third-party custodian that carries insurance and is responsible for safekeeping of BNB owned by the Trust and holding private keys that provide access to the BNB in the Trust’s BNB account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVectorTM BNB Index, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck Associates Corporation.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

Van Eck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 shares (the “Seed Shares”) at a per-Share price of $25.00 on November 14, 2025. Total proceeds to the Trust from the sale of Seed Shares were $100,000. On May 7, 2026, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 40,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $1,000,000 which resulted in the Trust receiving 1,555.1639998 BNB. As of June 30, 2026, the Seed Capital Investor’s ownership in the Trust represented approximately 40% of net assets.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 6% of its equity. Nonco LLC is a Liquidity Provider to the Trust, and the Trust conducts its BNB purchase and sale transactions by trading directly with Liquidity Providers, including Nonco LLC. During the period ended June 30, 2026, the Trust purchased 1,555.1639998 BNB for a total proceed of $1,000,201 through Nonco LLC.

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol VBNB. Shares are bought and sold throughout the trading day like other publicly traded securities.

VANECK BNB ETF

Notes to Financial Statements (continued)

June 30, 2026

The Trust continuously offers the Trust Shares in creation baskets consisting of 10,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more creation baskets. The administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of BNB represented by the baskets being created (or redeemed); the amount of BNB represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of BNB represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or BNB to create baskets and receive cash or BNB when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase BNB from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the BNB represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, BNB to the Trust’s account with the First BNB Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the First BNB Custodian, will deliver BNB to such authorized participants, or a designee thereof, in exchange for their Shares. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s First BNB Custodian to facilitate settlement of the Shares and BNB.

Share and capital activity is as follows:

	For the Period April 22, 2026 to June 30, 2026(a)(b)
	Shares	Amount
Beginning of period	4,000	$100,000
Shares issued	100,000	2,450,388
Shares redeemed	(4,000)	(100,000)
End of period	100,000	$2,450,388

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(b)	On November 14, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on November 14, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was April 22, 2026. The Trust did not have any operations from November 14, 2025 to April 22, 2026.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Trust enters into contracts that contain a variety of general indemnifications. The Trust’s maximum exposure under these agreements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Sponsor believes the risk of loss under these arrangements to be remote.

Note 7. Risk

Substantially all of the Trust’s assets are holdings of BNB, which creates a concentration risk associated with fluctuations in the value of BNB due to a number of factors. Accordingly, a decline in the value of BNB will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of BNB include high volatility, which could have a negative impact on the performance of the Trust. BNB exchanges are relatively new and, in some cases, unregulated, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the BNB Network. The slowing or stopping of the development or acceptance of the BNB Network may adversely affect an investment in the Trust. The

VANECK BNB ETF

Notes to Financial Statements (continued)

June 30, 2026

price of BNB on the BNB market has exhibited periods of extreme volatility. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of BNB represented by the Shares may decline over time. BNB with a fair value of $2,141,463 was held by the First BNB Custodian at June 30, 2026.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act. Future legal or regulatory developments may negatively affect the value of BNB or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to liquidate.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares. The market infrastructure of the BNB spot market could result in the absence of active authorized participants able to support the trading activity of the Trust.

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to average daily net assets for the period from April 22, 2026 to June 30, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	For the Period April 22, 2026 to June 30, 2026
Net asset value per share, beginning of period	$25.00

From investment operations:
Net investment loss(b)	(0.01)
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in BNB(c)	(3.58)
Net decrease resulting from operations	(3.59)

Net asset value per share, end of period	$21.41

Total return(d)	(14.36)%

Ratios to average net assets
Expense	0.39%	(e)(f)
Net investment loss	(0.39)%	(e)(f)

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.
(f)	Calculated based upon average daily net assets from May 28, 2026 (date of effectiveness) to June 30, 2026.
F-11

VANECK BNB ETF

Notes to Financial Statements (continued)

June 30, 2026

Note 9. Subsequent Event Review

On August 5, 2026, the Trust entered into a custody agreement with BitGo Bank & Trust, National Association (“BitGo”), pursuant to which BitGo serves as the second custodian for the Trust’s BNB. As of the date the financial statements were issued, the Trust had not transferred any BNB to BitGo.

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VanEck BNB ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Matthew A. Babinsky
Name: Matthew A. Babinsky Title: Vice President

Date:	September 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date
/s/ Jan F. van Eck	Jan F. van Eck President and Chief Executive Officer (Principal Executive Officer)	September 17, 2026

/s/ John J. Crimmins	John J. Crimmins Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 17, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.