Form 10-Q
period 2026-09-30
VanEck BNB ETF
filed 2026-11-13
CIK 2066824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-43313

VanEck BNB ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6988309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VBNB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 3,410,000 outstanding Shares as of October 31, 2026.

VanEck BNB ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BNB ETF

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	June 30, 2026
Assets
Investment in BNB, at fair value (cost $2,203,241, and $2,450,388, respectively)	$2,686,585	$2,141,463
Total assets	2,686,585	2,141,463

Liabilities	829	712
Accrued Sponsor fee	829	712
Total liabilities

Net assets	$2,685,756	$2,140,751

Shares issued and outstanding (no par value, unlimited amount authorized)	90,000	100,000

Net Asset Value per Share	$29.84	$21.41

The accompanying notes are an integral part of these financial statements.

1

VANECK BNB ETF

Statement of Operations

For the Three Months Ended September 30, 2026 (Unaudited)(a)

Expenses
Sponsor fee	$2,344
Total expenses	2,344
Net investment loss	(2,344)
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
BNB sold for redemption of shares	17,249
BNB sold to pay expenses	(92)
Net realized gain (loss) from investment in BNB	17,157

Net change in unrealized appreciation (depreciation) from investment in BNB	792,269

Net realized gain and net change in unrealized appreciation (depreciation)	809,426

Net increase in net assets resulting from operations	$807,082

(a) No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of these financial statements.

2

VANECK BNB ETF

Statement of Changes in Net Assets

For the Three Months Ended September 30, 2026 (Unaudited)(a)

Net increase from operations
Net investment loss	$(2,344)
Net realized gain (loss) from investment in BNB	17,157
Net change in unrealized appreciation (depreciation) from investment in BNB	792,269
Net increase in net assets resulting from operations	807,082

Capital Share transactions
Contributions for shares issued	—
Withdrawals for shares redeemed	(262,077)
Net decrease in capital share transactions	(262,077)
Net increase in net assets	545,005

Net assets:
Beginning of Period	2,140,751
End of Period	$2,685,756

(a) No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of these financial statements.

3

VANECK BNB ETF

Schedules of Investment (Unaudited)

September 30, 2026
Description	Quantity	Cost	Fair Value
BNB	3,495.59	$2,203,241	$2,686,585
Total Investment in BNB – 100.03%			2,686,585
Liabilities in Excess of Other Assets – (0.03)%			(829)
Net Assets – 100.00%			$2,685,756

June 30, 2026
Description	Quantity	Cost	Fair Value
BNB	3,887.70	$2,450,388	$2,141,463
Total Investment in BNB – 100.03%			2,141,463
Liabilities in Excess of Other Assets – (0.03)%			(712)
Net Assets – 100.00%			$2,140,751

The accompanying notes are an integral part of these financial statements.

4

VANECK BNB ETF

Notes to Unaudited Financial Statements

September 30, 2026

Note 1. Organization:

VanEck BNB ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in the Trust (the “Shares”). The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of BNB tokens (“BNB”), and rewards from staking a portion of the Trust’s BNB, to the extent the VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust. The Trust began listing on the Exchange on May 28, 2026. The Trust began staking BNB on October 7, 2026.

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
5

VANECK BNB ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of September 30, 2026, and June 30, 2026:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in BNB	$2,686,585	$—	$—	$2,686,585

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in BNB	$2,141,463	$—	$—	$2,141,463

The following represents the changes in quantity of BNB and the respective fair value:

	BNB	Fair Value
Beginning balance as of July 1, 2026	3,887.70	$2,141,463
BNB purchased	—	—
BNB purchased in-kind	—	—
BNB sold	(392.11)	(264,304)
BNB sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in BNB	—	792,269
Net realized gain (loss) on investment in BNB	—	17,157
Ending balance as of September 30, 2026	3,495.59	$2,686,585

	BNB	Fair Value
Beginning balance as of April 22, 2026(a)	—	$—
BNB purchased	3,887.70	2,450,388
BNB purchased in-kind	—	—
BNB sold	—	—
BNB sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in BNB	—	(308,925)
Net realized gain (loss) on investment in BNB	—	—
Ending balance as of June 30, 2026	3,887.70	$2,141,463

(a)	The Trust did not hold any BNB as of April 22, 2026 (last seed audit).

D.	BNB

BNB transactions are accounted for on trade date. Realized gains and losses on the sale of BNB are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of BNB. Proceeds received by the Trust from the issuance of baskets consist of BNB or cash (used to purchase BNB). Staking income is recognized on an accrual basis. Deposits of BNB are held by Anchorage Digital Bank N.A. (the “First BNB Custodian”) and/or BitGo Bank & Trust (the “Second BNB Custodian”, and collectively the “BNB Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the BNB Custodians to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor or (iii) sold by the Sponsor to fund quarterly distributions to Shareholders from staking rewards.
6

VANECK BNB ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

E.	Staking

The Trust stakes a portion of the Trust’s BNB through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available BNB for staking by instructing the BNB Custodians to delegate such BNB to a validator address selected in accordance with the Trusts Staking Policy. Any staked BNB will be inaccessible during the activation period. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked BNB; and as such, the staked assets are reflected in Investment in BNB, at fair value on the Statements of Assets and Liabilities. Staking rewards will be recognized as income in the Trust’s daily records as earned. Staking rewards received in BNB represent non-cash consideration and are measured at fair value using the MarketVectorTM BNB Benchmark Rate used to calculate the Fund’s NAV on the date the income from staking rewards is recognized. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of BNB. BitGo Bank & Trust, National Association is expected to serve as the initial Staking Service Provider for the Trust on October 7, 2026.

F.	Calculation of Net Asset Value

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

G.	Distributions

Staking consideration received by the Trust from staking, net of staking fee, is intended to be distributed quarterly by the Trust. The amount of quarterly distributions cannot be predicted with certainty. Distributions are paid in cash and they are not reinvested in additional shares of the Trust.

H.	Federal Income Taxes

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

I.	Segment Reporting

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

J.	Interim Financial Statements

The interim financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.
7

VANECK BNB ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.39% of average daily net assets that accrues daily and pays monthly. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. The Sponsor from time to time will sell BNB, which may be facilitated by one or more liquidity providers and/or the BNB Custodians or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its BNB at either of the BNB Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of BNB owned by the Trust and holding private keys that provide access to the BNB in the Trust’s BNB account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVectorTM BNB Index, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 shares (the “Seed Shares”) at a per-Share price of $25.00 on November 14, 2025. Total proceeds to the Trust from the sale of Seed Shares were $100,000. On May 7, 2026, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets”, comprising a total of 40,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $1,000,000 which resulted in the Trust receiving 1,555.1639998 BNB. As of September 30, 2026 and June 30, 2026, the Seed Capital Investor’s ownership in the Trust represented approximately 44% and 40% of net assets, respectively.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 5% of its equity. Nonco LLC is a liquidity provider to the Trust, and the Trust conducts its BNB purchase and sale transactions by trading directly with liquidity providers, including Nonco LLC. During the period ended September 30, 2026, the Trust did not have purchase and sale transactions through Nonco LLC.

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

VANECK BNB ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

represented by the baskets being created (or redeemed); the amount of BNB represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of BNB represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or BNB to create baskets and receive cash or BNB when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase BNB from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the BNB represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, BNB to the Trust’s account with the BNB Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the BNB Custodians, will deliver BNB to such authorized participants, or a designee thereof, in exchange for their Shares. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s BNB Custodians to facilitate settlement of the Shares and BNB.

Share and capital activity is as follows:

	Three months ended September 30, 2026(a)
	Shares	Amount
Beginning of period	100,000	$2,450,388
Shares issued	—	—
Shares redeemed	(10,000)	(262,077)
End of period	90,000	$2,188,311

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

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

Note 7. Risk

Substantially all of the Trust’s assets are holdings of BNB, which creates a concentration risk associated with fluctuations in the value of BNB due to a number of factors. Accordingly, a decline in the value of BNB will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of BNB include high volatility, which could have a negative impact on the performance of the Trust. BNB exchanges are relatively new and, in some cases, unregulated, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the BNB Network. The slowing or stopping of the development or acceptance of the BNB Network may adversely affect an investment in the Trust. The price of BNB on the BNB market has exhibited periods of extreme volatility. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of BNB represented by the Shares may decline over time.

VANECK BNB ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to average daily net assets for the three months ended September 30, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30, 2026
Net asset value per share, beginning of period	$21.41

From investment operations:
Net investment loss(b)	(0.02)
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in BNB(c)	8.45
Net increase resulting from operations	8.43

Net asset value per share, end of period	$29.84

Total return(d)	39.37%

Ratios to average net assets
Expense	0.39%	(e)
Net investment loss	(0.39)%	(e)

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of BNB.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that other than the Trust began staking BNB on October 5, 2026, as disclosed in Note 1, there are no material events that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report (this “Report”). The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for BNB and the common shares of beneficial interest (the “Shares”) of VanEck BNB ETF (the “Trust”)), the operations of the Trust, the plans of VanEck Digital Assets, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is governed by the trust agreement (the “Trust Agreement”), among the Sponsor and CSC Delaware Trust Company (the “Trustee”). The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of BNB and rewards from staking a portion of the Trust’s BNB, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of BNB and earning rewards from staking activities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of BNB.

The Trust issues and redeems Shares only in aggregations of 10,000 Shares (each a “Basket”), or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VBNB.”

Staking

The Sponsor has adopted a staking program and liquidity risk policy (the “Staking Policy”) governing the staking of the Trust’s BNB. The Sponsor is responsible for administering the staking program, which is overseen by a designated staking committee. Under the Staking Policy, the Sponsor intends to stake a portion of the Trust’s BNB through one or more third-party staking services providers, subject to maintaining sufficient unstaked BNB to facilitate foreseeable redemption transactions and otherwise protect the Trust and its assets. The Trust intends to make cash distributions of net staking rewards to holders of Shares (“Shareholders”) at least quarterly, subject to applicable fees, expenses and other considerations.

As of September 30, 2026, the Trust had not earned any staking rewards, as it did not begin staking activities until October 5, 2026.

Computation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the accounts of the custodians of the Trust’s BNB (the “BNB Custodians”) on a market approach, determined on a daily basis in accordance with the MarketVectorTM BNB Benchmark Rate price at 4:00 p.m. Eastern Time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Trust’s administrator (the “Administrator”).

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust that will be incurred will be the Sponsor’s fee (the “Sponsor Fee”). The Trust also incurs fees in connection with staking activities, which are deducted from staking rewards in accordance with the applicable staking arrangements. The Trust’s primary source of liquidity is its sale of BNB, including BNB received as staking rewards, which may be sold to fund quarterly cash distributions to Shareholders. To manage liquidity and redemption risks associated with staking, the Sponsor intends to maintain a portion of the Trust’s BNB holdings unstaked to accommodate anticipated redemptions and other liquidity needs.

Significant Accounting Policies

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of BNB, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Three Months Ended September 30, 2026

The Trust’s net assets increased from $2,140,751 at June 30, 2026 to $2,685,756 at September 30, 2026, a 25.46% increase. The increase in the Trust’s net assets resulted from an increase in the price of BNB, which increased 39.53% from $550.83 at June 30, 2026 to $768.56 at September 30, 2026, which was partially offset by a decrease in the number of outstanding Shares, which decreased from 100,000 Shares at June 30, 2026 to 90,000 Shares at September 30, 2026, the result of 10,000 Shares (1 Basket) being redeemed and no Shares being created during the three months.

The 39.37% increase in the NAV per Share from $21.41 at June 30, 2026 to $29.84 at September 30, 2026 is directly related to the 39.53% increase in the price of BNB during the three months.

The NAV per Share of $31.07 on September 21, 2026, was the highest during the three months, compared with a low during the three months of $21.44 on July 1, 2026.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $807,082, resulting from a net change in unrealized appreciation (depreciation) from investment in BNB of $792,269 and a net realized gain of $17,249 on BNB sold for the redemption of Shares and a net realized loss of $92 from BNB sold to pay expenses during the three months, partially offset by a net investment loss of $2,344. Other than the Sponsor Fee of $2,344, the Trust had no other expenses during the three months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on September 17, 2026.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. Binance is a constituent trading platform of the Index, and BNB is the native token of the BNB Chain, which is closely associated with Binance. Disruptions to Binance or other constituent trading platforms could affect the Index price and the Trust’s NAV, and the Index methodology may not fully mitigate those effects. The incident, and any resulting legal, regulatory or enforcement actions or loss of customer confidence relating to Binance, may have a direct and disproportionate effect on the price of BNB and the value of the Shares. To the extent that BNB is stolen in a hack or acquired through the exchange of other stolen digital assets, its subsequent sale in the market could exert downward pressure on the price of BNB or result in the suspension of trading or other activities in key BNB markets, including decentralized finance protocols. See also the risk factor below regarding volatility tied to developments affecting Binance. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of BNB and the value of the Shares.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including BNB. Any resulting decline in the price of BNB could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

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

BNB may experience volatility that is more closely tied to developments affecting a single ecosystem participant, Binance, than other digital assets such as bitcoin or ether. According to TRM Labs, the October 29, 2026 security incident affected Binance’s hot-wallet infrastructure and withdrawal operations, resulting in unauthorized transfers from Binance-attributed wallets and a temporary suspension of withdrawals. The incident and any resulting loss of confidence in Binance or its affiliated ecosystem may adversely affect demand for BNB and its trading price, even where an event does not directly affect the BNB Chain or the functionality of BNB itself. Accordingly, BNB’s price may react more sharply to security incidents, regulatory actions, operational disruptions or other adverse developments involving Binance than to broader market trends affecting digital assets generally, and may decline disproportionately to the prices of other digital assets, adversely affecting the value of the Shares.

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

Digital Asset Treasury Companies Risk.

Since 2020, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including BNB.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including BNB, or increase pressure to sell their existing holdings. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as BNB, when prices are rising and they may sell such assets when prices are decreasing, potentially making BNB more expensive in a rising market and then causing downward pressure on BNB prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for BNB. Negative events or sentiment surrounding digital asset treasury companies could affect the market for BNB. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of BNB (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

If tokenized Shares were made available for trading on a TSV, the Trust and the Sponsor would not control the TSV’s trading or pricing mechanisms or the custody arrangements for such tokens. Trading on separate venues could fragment liquidity or cause tokenized Shares to trade at prices that differ from the market price of the Shares on The Nasdaq Stock Market LLC or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares.

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

Digital assets such as BNB were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•	Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.

•	The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices.

•	Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the BNB Smart Chain, would affect the ability to transfer digital assets, including BNB, and, consequently, their value.

•	The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the BNB Smart Chain, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.

•	Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective. For example, on August 25, 2026, the BNB Smart Chain implemented the “Pasteur” hard fork, which was intended to enhance cross-chain security, strengthen validator governance and increase transaction-processing capacity. The BNB Chain developers have also announced a further upgrade, referred to as “Jenner,” currently expected on mainnet in late November 2026, which would introduce, among other things, a token standard for compliant digital assets and reserved block capacity for certain payment transactions. There can be no assurance that Jenner will be implemented as anticipated, or at all, or that Pasteur, Jenner or any future upgrade will function as intended, and any such upgrade could introduce bugs, security vulnerabilities, outages or other problems that could adversely affect the price of BNB and the value of the Shares.
17

•	The open-source structure of many digital asset network protocols, such as the protocol for the BNB Smart Chain, means that developers and other contributors may not be directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the BNB Smart Chain could damage that network.

•	In the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the BNB Smart Chain could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s BNB, which would adversely affect the value of the Shares. Moreover, functionality of the BNB Smart Chain may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for BNB. Even if another digital asset other than BNB were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

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

There remains substantial uncertainty regarding the regulation of digital assets, including BNB, and their markets, notwithstanding certain federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act (the “CEA”) consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of BNB or the value of the Shares.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which BNB is treated for classification and clearing purposes. In particular, BNB itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in BNB to full CFTC regulatory jurisdiction. Alternatively, in the future a court or future SEC administration could conclude that BNB is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of BNB under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust.

If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If BNB is in the future determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it would likely have material adverse consequences for the value of BNB. For example, it may become more difficult or impossible for BNB to be traded, cleared and custodied in the United States as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of BNB and cause users to migrate to other digital assets.

To the extent that BNB is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s BNB at a time that is disadvantageous to Shareholders.

To the extent that BNB is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s BNB at a time that is disadvantageous to Shareholders.

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in BNB markets, which could adversely affect the price of BNB and the value of the Shares.

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

The Trust may take certain positions with respect to the tax consequences of Staking Activities, Incidental Rights and IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust.

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) establishing a safe harbor pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes, which safe harbor was clarified, modified, and superseded in October 2026 by a further revenue procedure (the “2026 Staking Guidance”). Under the 2026 Staking Guidance, if all of its requirements are satisfied, neither the authorization to stake nor the resulting staking will prevent the trust from qualifying as an investment trust and a grantor trust for U.S. federal income tax purposes. The Sponsor intends to take the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2026 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

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

If the IRS were to successfully assert that the Trust is not classified as a grantor trust, the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Shareholder that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Is Uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in BNB (and, if applicable, any Incidental Rights and IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance” and, together with the 2025 Staking Guidance and the 2026 Staking Guidance described above, the “Staking Guidance”).

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

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Legislation could also increase the tax liability of the Trust or its Shareholders or adversely affect the Trust's grantor trust status. Any future legislation or guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of BNB in the digital asset markets. As a result, any such future legislation or guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as BNB, are uncertain, and it is unclear what guidance or legislation on the treatment of digital currency for U.S. federal income tax purposes may be issued or enacted in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of BNB in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments (including the potential issuance of IRS guidance or enactment of legislation that is contrary or otherwise adverse to the position taken by the Trust regarding the U.S. federal income tax characterization of staking activities) could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

In the normal course of business, the Trust expects to receive certain staking rewards that give rise to taxable income, and, in addition, it is possible that the Trust could incur a taxable gain in connection with the sale of BNB (such as sales of BNB to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of BNB as a result of the Trust using BNB to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. In addition, to fund cash distributions of net staking income, the Trust may sell staking rewards and/or a portion of its BNB, which may result in taxable income to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 10,000 Shares (1 Basket) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/26 to 07/31/26	-	$-
08/01/26 to 08/31/26	10,000	26.21
09/01/26 to 09/30/26	-	-
Total	10,000	$26.21

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on October 30, 2025

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A filed by the Registrant on April 28, 2026

10.1	Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.2	Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.3	Anchorage Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A filed by the Registrant on April 28, 2026

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.6	Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A filed by the Registrant on March 16, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on November 21, 2025

10.9	BitGo Custodial Services Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on August 7, 2026

10.10	Amendment to BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.1 of VBNB's Form 8-K filed September 29, 2026.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck BNB ETF

By:	/s/ Jan F. van Eck*
Jan F. van Eck President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

